Form 10KSB
period 2002-12-02
E HOBBY NETWORK INC
filed 2003-03-27
CIK 1200202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                           Commission File No: 0-50046

                              E-Hobby Network, Inc.
                     (Name of small business in its charter)


         Florida                                          65-1082128
        ---------                                         ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of Incorporation)


                              14790 SW 21st Street
            Address of Principal Executive Office (street and number)

                                 Davie, FL 33325
                            City, State and Zip Code

                    Issuer's telephone number: (954) 472-7971

Securities registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenue for its most recent fiscal year: $ 0

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): 0


         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non- affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,076,200 as of December 31, 2002. Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We were incorporated in the state of Florida on January 3, 2001 and our headquarters are located at 14790 SW 21st Street, Davie, FL 33325

         The Company was formed to sell children's games, arts and crafts, toys and related products over the internet. As such, we may be described as an e-commerce company. We operate our business through the website www.e-hobbynetwork.com. We do not carry any inventory and instead we utilize a fulfillment company, VSTORE. We participate in the VSTORE Virtual Storefront Network. If a customer orders a product on our website, the order is filled by VSTORE which ships the merchandise to the customer. From time to time, Vstore updates our website with new products. We are paid a commission on any orders that have been delivered and are no longer covered by the VSTORE return program (usually 30 days from the date of delivery). The commissions are paid quarterly on January 15th, April 15th, July 15th October 15th and only after a minimum of $25 in commissions have been generated.

         As of December 31, 2002, we had an accumulated deficit. If we continue to accumulate a deficit and fail to have earnings, we may not be able to continue to operate our business without the addition of capital and we may not be able to continue as a going concern.

         There have been no bankruptcy, receiverships, or similar proceedings by or against us. We have not had any material reclassification, merger, consolidation or purchase or sale of any significant asset(s).

         The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

         The Company is registering its common stock on this Form 10-SB registration statement on a voluntary basis. It has no obligation to file such registration statement pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

BUSINESS HISTORY
----------------

         We were originally a division of e-Miracle Network, Inc. ("e-Miracle), a Florida corporation. E-Miracle was incorporated on July 15, 1999 and was in the business of an online service provider and Internet shopping mall developer. In essence, e-Miracle was a private Internet community (the "Intranet") providing its members educational material, travel opportunities, entertainment information and the ability to earns profits by combining network marketing with the speed and dynamics of the Internet. However, due to undercapitalization and credit problems, e-Miracle filed a Chapter 11 Bankruptcy proceeding in the United States Bankruptcy Court, Southern District of Florida, Miami Division, Case Number 00-18144-BKC-AJC. (The "Bankruptcy"). We were a division of e-Miracle when e-Miracle filed bankruptcy. Subsequently, we were incorporated pursuant to and in accordance with e-Miracles' Amended Plan of Reorganization.

PRODUCTS AND SERVICES
---------------------

         We own and operate the following website: www.hobbynetwork.com . On that website, we offer books, both printed and audio for sale. However, to date, there have been no sales generated from our website and there is no assurance that the website will generate any sales.

COMPETITION
-----------

         We will continue to be a limited competitor in the business of e-commerce. Assuming that our website generates sales, we will be in competition with other on line sellers of books, most of whom are well established. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in our industry.

GOVERNMENT REGULATION
---------------------

         We do not believe that we are currently subject to government regulations. Subsequent to the filing of this Registration Statement, we will be subject to regulation under the Exchange Act.

EMPLOYEES
---------

         The Company has one part-time employee, our president, Susan Parker. We have no employment agreements with Susan Parker and she is involved in other full-time business activities and participates in the running of our company on a part time basis as needed without compensation.

PATENTS
-------

         We have no patents, nor are we in the process of trying to obtain any patents at this time.

CUSTOMERS
---------

         We currently have no customers and we may never generate customers in the future. Our business is dependant upon customers being attracted to our website and buying books while visiting our website.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently subleases approximately 100 quare feet of office space located at 14790 SW 21st Street, Davie, FL 33325. The sublease is for a term of 42 months which commenced on September 1, 2001 and the rent is $100 per month. We believe that this space is sufficient for us at this time.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of us or owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders Company during the fourth quarter of the fiscal year which ended July 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Our Common Stock is listed for trading in the over-the-counter market through the NASD OTC Electronic Bulletin Board under the symbol "EHBY". However, to date, our common stock has not actively traded. Our securities are currently held of record by a total of approximately 698 persons.

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

         If a market does develop for our common stock, there is a likelihood that the Penny Stock regulations would impact on that market. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of $5.00 or less. Penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares will likely be subject to such penny stock rules and our shareholders will in all likelihood find it difficult to sell their securities.

         No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

         As of the date of this registration, we had 599 holders of record of our common stock. There is currently one class of common stock outstanding.

RISK FACTORS THAT MAY AFFECT THE FUTURE RESULTS AND MARKET PRICE OF STOCK
-------------------------------------------------------------------------

         Our business involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. Our securities are speculative and investment our securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

         We were organized on January 3, 2001, and have no operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of problems being experienced by other e-commerce businesses.

         We will be incurring costs to develop, introduce and enhance our website, to establish marketing relationships, and to build an administrative organization. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our operations it will likely lead to an increase in our operating expenses. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected.

Need For Additional Financing in the Future

         To date we have not had any revenues and are operating at a loss. We may never generate revenues. If we continue to generate losses, we will need to raise or find additional capital. While we expect to be able to meet our financial obligations through October 31, 2002, there is no assurance that, after such period, we will be operating profitability. If we are not, there can be no assurance that any required capital will be obtained on terms favorable to us. Failure to obtain adequate additional capital on favorable terms could result in the substantial curtailment of existing operations.

We Are Dependant upon VSTORE as A Source of Revenue

         At the present time, we are is totally dependent on Vstore as a source of revenues. In the event that VSTORE ceases to operate or cancel its agreement with us, this could have an adverse material effect on us, including the cessation of our operations. However, there are other companies that could provide us similar services, including but not limited to LINKSHARE.

Unpredictability of Future Revenues; Potential Fluctuations In Quarterly Results

         As a result of our lack of operating history and no revenues, we cannot forecast whether we will ever have revenues. Our current and future expense levels are based largely on our investment/operating plans and we have no estimates of future revenues and cannot estimate them. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for products and revenues therefrom generated. These are, by their nature, difficult at best to forecast.

         We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to any planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations. Further, in response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, financial condition, operating results, and cash flows.

Developing Market; Acceptance of The Internet As a Medium For Commerce Not Yet Proven.

         Our long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for the sale of products. The use of the Internet as a means of business sales and commerce has only recently reached a point where some companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue. However, many internet merchants have experienced financial difficulties and many have either gone out of business and/or filed bankruptcy. It appears that the failures of internet merchants who do not have an established "brick and mortar" business far out weighs successes.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

         The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as valid medium for business would have a material adverse effect on our business, financial condition, operating results, and cash flows.

Dependence On Key Personnel

         Our performance and operating results are substantially dependent on the continued service and performance of our sole officer and director, Susan Parker, who intends to spend only approximately two hours per week on our business. In the future, we intend to hire additional technical, sales, and other personnel as our business expands. Competition for such personnel is intense, and there can be no assurance that we can retain key technical employees, or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows.

Competition

         The E-commerce market in which the Company operates is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than we do.

         In our market, we compete against a large number of companies of varying sizes and resources. There are an increasing number of companies in our business. Increased competition may result in a reduction in sales revenue, additional price competition, any of which could have a material adverse effect on our operating results. In addition, existing competitors may enter or increase their presence in the E-Commerce, resulting in greater competition for us.

         Most of our current and potential competitors have substantially longer operating histories, larger customer bases and have a greater name recognition than we do. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well- established and well-financed companies as the use of the Internet and other online services increases. Many of our competitors may be able to respond more quickly to changes in customer preferences/needs, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Internet site systems development than we are able to do.

         It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or alliances or such competitors, or the competitive pressures faced by us will not materially adversely affect its business, financial condition, operating results and cash flows.

Risks Of Potential Government Regulation And Other Legal Uncertainties Relating To The Internet.

         We are not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

         In addition, the we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to our business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

         Because our products are available over the Internet in multiple states, and possible foreign countries, other jurisdictions may claim that we are required to qualify to do business and pay taxes in each state or foreign country. Our failure to qualify in other jurisdictions when it is required to do so could subject us to penalties and could restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply our business may have a material adverse affect on its business, results of operations and financial condition.

Dividend Policy

         We have paid no dividends and intend to retain all future earnings, if any, for use in the development and operation of our business and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our website has been operational since August 31, 2001, and we intend to continue to operate our website, www.hobbynetwork.com . In an attempt to generate traffic to our website, we have a software program, ADWEB, that automatically updates our listings in web browsers and search engines. Pursuant to a report submitted to us by ADWEB, we are now listed in approximately 79,000 search engines. For example, if a person is looking to purchase a book online, he can go to a search engine which will list our site amongst others. However, to date, we have not had any sales.

         At the present time, we are totally dependent upon VSTORE to generate commissions and revenues for the Company and our sole source of revenue can only be derived at the present time from commissions that we may receive in the future from VSTORE. To date, we have not received any such commissions. We also hope to generate revenues on our website by advertising it. However, there is no guarantee that we will ever be profitable.

         Pursuant to the e-Miracle Plan of Reorganization, our founder, Susan Parker, contributed a total of $15,000 to our capital. In addition, two investors and shareholders, Eric Littman and Dennis Sturm have agreed to extend us a line of credit not to exceed $250,000. On August 29, 2002, Mr. Littman loaned us $10,000.

         Because we remain essentially a start-up development company with limited capital resources, it may be necessary for the President to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. If our President advances additional funds, she will receive common stock in exchange for this capital contribution. Management intends to hold expenses to a minimum. Currently, our day to day operational expenses of operating our website are approximately $6 per day and therefore, prior to a loan received by us, we believed we had sufficient capital to operate through October 31, 2002. Further, our President and sole Director will defer any cash compensation until such time as we begin to earn revenues from operations. On August 29, 2002, Eric Littman loaned us $10,000 which we believe can satisfy our cash requirements for the next year and will not have to raise additional funds to operate and fund our business. With the addition of the $10,000, we anticipate no substantial cash requirements for the next twelve months to remain in our present operating condition. We will not engage in any product research and development and we do not expect to purchase any equipment. Additionally, we do not expect to hire any additional employees. For additional capital needs, we are engaged in evaluating the feasibility of limited offerings or private placements.

         We believe it is in our best interest to be a reporting company and to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for a listing on the OTCBB, if and when our intended application for listing becomes effective. In order for our common stock to become listed for trading on the OTCBB and for a market maker to make a market for our common stock, a market maker must file an application, Form 15c-211, with the NASD and the NASD must approve that application.

         We have not made loans to our president, Ms. Parker, nor to any other person or entity. We have no plans to make loans to Ms. Parker nor any other person in the future. Further, we have established that no loans will be made by us while under the current management.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         On December 31, 2002, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have has inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

         We remain in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

RESULTS OF OPERATIONS
---------------------

         We have never had revenues from operations. The losses accumulated since inception were incurred for formation and reinstatement costs of the Company and operating expenses since formation. We do not expect costs of this nature, with the exception of the minimal operating expenses, to continue in the future, but there can be no assurance that similar expenses will not be incurred.

         In the event our business and revenues do not increase in the next twelve months, we plan to seek out business opportunity candidates. To date, we have not undertaken any efforts to locate business opportunity candidates. We believe that this plan of operations can be conducted through the efforts of current management and will not require any additional funds. We anticipate that business opportunities will be available to us through the contacts of Susan Parker. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Susan Parker or under his direction. We plan to investigate, to the extent believed reasonable by us, such potential business opportunities. Due to our limited experience in business analysis, we may not discover or adequately evaluate adverse facts about a potential business opportunity.

ITEM 7.

See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                            Age                Positions Held
----                            ---                --------------

Susan Parker                    43                 President/Director

         The directors named above will serve until the next annual meeting of the our stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Our directors manage our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

BIOGRAPHICAL INFORMATION
------------------------

         Susan Parker age 43, has been our president and sole director since inception. From 1992 to 1997, Ms. Parker was Vice President and CFO of National Lithographers and Publishers, a Miami, Florida based company. From 1998 to 1999, she was president of Parker Publications which printed and distributed real estate publications. From 2000 to the present, she was president of E-Miracle Network, Inc., and also International Computer Leasing. In addition to our company, since January 2001, Ms. Parker has been and still is president and sole director of the following other companies which are currently listed for trading on the Electronic Pink Sheets: e-Art Network, Inc, e-Auto Network, Inc., e-Connect Network, Inc. e-Game Network, Inc., e-Gift Network, Inc., e-Hobby Network, Inc., e-Shop Network, Inc., e-The Movie Network, Inc., e-Shop Network, inc., and e-Video Network, Inc., as well as e-4Music Network, Inc., which currently has an application pending (Form 15c-211) for inclusion on the Electronic Pink Sheets. She devotes approximately 2 hours a week to our business.

EMPLOYEES
---------

         Other than those mentioned above, we have no employees. We do not anticipate hiring any additional employees until our revenues or demand for our products reaches a sufficient level to mandate hiring additional employees. There are no family relationships among our officers, directors, or nominees for such positions. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

ITEM 10. EXECUTIVE COMPENSATION.

         No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of December 31, 2002, there were 22,076,200 shares of our common stock, no par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

Title of Class                                                Common Stock

Name & Address of Beneficial Owner                            Susan Parker
14790 SW 21st Street
Davie, FL 33325

Amount & Nature of Beneficial Ownership                       Direct Ownership
20,000,000 shares

Percent of Class                                              90.60 %

Title of Class                                                Common Stock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company acquired its website for $2,000 from Incucom Inc. which provides website hosting on a month to month agreement at a cost of $75 per month. Effective September 1, 2001, the Company signed a sublease agreement to lease office space and utilities for a period of 42 months at $100 per month from Incubator, Inc. Both Incucom and Incubator are related parties because they are controlled by our President, Susan Parker.

         Susan Parker, our sole officer and director is involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with our activities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.     Document
-----------     --------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10- SB filed with the Securities and Exchange Commission under File No. 0-50046.

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 0-50046.

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-Hobby Network, Inc.

Date: March 26, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Parker             President/Director           3/26/03
----------------
Susan Parker

                                 Certifications
                                 --------------

I, Susan Parker, certify that:

         1. I have reviewed this annual report on Form 10-KSB of E-Hobby Network, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of e-Hobby Network, Inc., as of, and for, the periods presented in this annual report.


Date: March 26, 2003


/s/ Susan Parker
-----------------------
Susan Parker, President

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,TO
                            AS ADOPTED PURSUANT TO,TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of E-Hobby Network, Inc. ("the Company")on Form 10-KSB for the year ended July 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan Parker, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 26, 2003

/s/ Susan Parker
------------------------
Susan Parker, President

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of e-Hobby Network, Inc.
14790 S.W. 21st Street
Davie, Florida 33325

         I have audited the accompanying balance sheet of e-Hobby Network, Inc. (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2002, the period from inception (January 3, 2001) to December 31, 2001, and the period from inception (January 3, 2001) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Hobby Network, Inc. (a development stage company) as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, the period from January 3, 2001 (inception) to December 31, 2001, and the period from January 3, 2001 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has not generated any income which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                     Larry Wolfe
                                                     Certified Public Accountant

March 11, 2003
Miami, Florida
                              e-HOBBY NETWORK, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

                                     ASSETS
                                     ------

                                                           2002          2001
                                                         --------     --------
Current Assets:
---------------
   Cash                                                  $  3,675     $     85
   Loan Receivable                                            210           --
                                                         --------     --------

         Total Current Assets                            $  3,885     $     85

Other Assets:
-------------
      Website Costs (less accumulated amortization)         1,055        1,722
                                                         --------     --------

         TOTAL ASSETS                                    $  4,940     $  1,807
                                                         ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                      $    712     $    515
   Accrued Expenses                                        11,500        3,600
                                                         --------     --------

         Total Current Liabilities                       $ 12,212     $  4,115
                                                         --------     --------

Stockholders' Equity (Deficit):
-------------------------------
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                        $ 18,700     $  8,700
   (Deficit) Accumulated During the Development
      Stage                                               (25,972)     (11,008)
                                                         --------     --------

         Total Stockholders' Equity (Deficit)            $ (7,272)    $ (2,308)
                                                         --------     --------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                       $  4,940     $  1,807
                                                         ========     ========



See accompanying Notes to Financial Statements.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2002,
                      -------------------------------------
           FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2001, AND
           ----------------------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2002
              -----------------------------------------------------

                                                                   Inception           Inception
                                                                  Jan. 3, 2001       Jan. 3, 2001
                                                  Year Ended          to                  to
                                                 Dec. 31, 2002    Dec. 31, 2001      Dec. 31, 2002
                                                 -------------    -------------      -------------
Revenue Commission Income                        $         --      $         --      $         --
------

Operating Expenses:
-------------------
   Amortization                                           667               278               945
   Bank Charges                                           175                --               175
   Hosting Expense                                        420               300               720
   Office Supplies                                         --                59                59
   Organization and Start Up Costs                      5,500             3,100             8,600
   Professional Fees                                    2,918             5,845             8,763
   Rent                                                    --               426               426
   Transfer Fees and Filing Fees                        5,188             1,000             6,188
                                                 ------------      ------------      ------------
         Total Operating Expenses                $     14,868      $     11,008      $     25,876

Other Expenses:
---------------
   Interest Expense                                        96                --                96
                                                 ------------      ------------      ------------

Income (Loss) Before Tax Provision (Credit)      $    (14,964)     $    (11,008)     $    (25,972)

Provision for Income Tax (Credit)
   Federal Income Tax                                      --                --                --
   State Income Tax                                        --                --
                                                 ------------      ------------      ------------
         Total Provision for Income Tax
              (Credit)                           $         --      $         --      $         --
                                                 ------------      ------------      ------------

         Net Income (Loss)                       $    (14,964)     $    (11,008)     $    (25,972)
                                                 ============      ============      ============

Per Share Information:
   Basic and Diluted Income (Loss) Per Share     $         --      $         --      $         --
                                                 ============      ============      ============

Weighted Average Shares of Common Stock
   Outstanding                                     14,596,848        11,718,840        12,837,311
                                                 ============      ============      ============


See accompanying Notes to Financial Statements.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2001
              -----------------------------------------------------

                                                                     Common Stock
                                                Total         -------------------------
                                             Stockholders'      Number                     Accumulated
                                                Equity        of Shares        Amount         Deficit
                                              ----------      ----------     ----------     ----------
Issuance of Common Stock for Cash
   on January 3, 2001 @ .0005 per share       $    5,000      10,000,000     $    5,000     $       --

Issuance of Common Stock issued in
   exchange for certain properties
   previously owned by e-Miracle
   Network, Inc. (See Note "B")                    2,600       2,071,200          2,600             --

Issuance of Common Stock issued in
   exchange for legal fees at the fair
   value of the legal fees                           600           5,000            600             --

Organization Costs Contributed by
   Shareholder                                       500              --            500             --

Net (Loss) for the Period January 3,
   2001 to December 31, 2001                     (11,008)             --             --        (11,008)
                                              ----------      ----------     ----------     ----------

Balance at December 31, 2001                  $   (2,308)     12,076,200     $    8,700     $  (11,008)

Issuance of Common Stock for Cash
   on September 19, 2002 @..001 per share         10,000      10,000,000         10,000             --

Net (Loss) for the Year Ended
   December 31, 2002                             (14,964)             --             --        (14,964)
                                              ----------      ----------     ----------     ----------

Balance at December 31, 2002                  $   (7,272)     22,076,200     $   18,700     $  (25,972)
                                              ==========      ==========     ==========     ==========


See accompanying Notes to Financial Statements.

                           e-HOBBY MOVIE NETWORK, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                      FOR THE YEAR ENDED DECEMBER 31, 2002,
                      -------------------------------------
           FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2001, AND
           ----------------------------------------------------------
              FROM INCEPTION (JANUARY 3, 2001) TO DECEMBER 31, 2002
              -----------------------------------------------------

                                                                        Inception      Inception
                                                                       Jan. 3, 2001   Jan. 3, 2001
                                                          Year Ended       to             to
                                                        Dec. 31, 2002  Dec. 31, 2001  Dec. 31, 2002
                                                        -------------  -------------  -------------
Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                              $(14,964)     $(11,008)     $(25,972)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                           667           278           945
         Organization Costs Contributed by Shareholder           --           500           500
   Common Stock Issued for Organization Costs and
      Licenses                                                   --         2,600         2,600
   Common Stock Issued for Legal Fees                            --           600           600
   Change in Assets and Liabilities:
      Increase in Notes Receivable                             (210)           --          (210)
      Increase in Current Liabilities                         8,097         4,115        12,212
                                                           --------      --------      --------
         Net Cash (Used) by Operating Activities           $ (6,410)     $ (2,915)     $ (9,235)
                                                           --------      --------      --------

Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                               $     --      $ (2,000)     $ (2,000)
                                                           --------      --------      --------
         Net Cash (Used in) Investing Activities           $     --      $ (2,000)     $ (2,000)
                                                           --------      --------      --------

Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                       $ 10,000      $  5,000      $ 15,000
                                                           --------      --------      --------
         Net Cash Provided by Financing Activities         $ 10,000      $  5,000      $ 15,000
                                                           --------      --------      --------
         Net Increase in Cash and Cash Equivalents         $  3,590      $     85      $  3,675

Cash and Cash Equivalents at the Beginning
------------------------------------------
 of Period                                                       85           -0-           -0-
----------                                                 --------      --------      --------

Cash and Cash Equivalents at the End of Period             $  3,675      $     85      $  3,675
----------------------------------------------             ========      ========      ========

Additional Cash Flow Information:
---------------------------------
   Cash Paid During the Period for
      Interest (non capitalized)                           $     96      $     --      $     96
                                                           ========      ========      ========

      Income Taxes                                         $     --      $     --      $     --
                                                           ========      ========      ========

See accompanying Notes to Financial Statements.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.       Organization and Development Stage Activities
         ---------------------------------------------

         The Company was incorporated in Florida on January 3, 2001 and is in its development stage. To date, the Company's activities have been limited to organization, capital formation, and the purchase of a website to sell a variety of arts and crafts, beanie babies, toys and games and musical instruments.

         The Company intends to participate in the VSTORE Virtual Storefront Network. This participation will allow the Company to set up a storefront to market products that will be owned, billed, and shipped by VSTORE. The Company will be paid a commission on any orders that have been delivered and are no longer covered by the VSTORE return program (usually 30 days from the date of delivery). VSTORE commissions range from 7% to 10%. Each product has its own unique commission amount and this can change depending on availability and pricing.

         e-Hobby Network, Inc. is one of a group of thirteen (13) commonly owned companies formed or to be formed in connection with the Plan of Reorganization (amended) of e-Miracle Network, Inc. Debtor. The amended Plan of Reorganization of e-Miracle Network, Inc. was approved by the United States Bankruptcy Court, Southern District of Florida, Miami Division, on March 6, 2001. In addition to certain payment plans and distribution of stock in the Reorganized Debtor (e-Miracle Network, Inc.), the investor group and creditors of the debtor will be entitled to distribution of stock in thirteen (13) separate companies formed to support the Debtor's (e-Miracle Network, Inc.) reorganization and product sales. The plan provides the stock will be issued pursuant to the exemption from registration set forth in 11 U.S.C. ss.1145 and pursuant to Section 3(a)(7) of the Securities Act of 1933 as amended. Under the plan, the investors group has agreed to invest $5,000 to $10,000 per entity to complete their business model, facilitate operations and to complete research and development. e-Miracle Network, Inc. (the Reorganized Debtor) will enter into marketing agreements with these companies. If these entities complete research and development, the investor group will make available to these entities one line of credit of $250,000 for working capital as needed once these entities begin business operations.

2.       Intangible Assets
         -----------------

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its
                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

         Intangible assets at the balance sheet date consist of a website that is carried at cost. The Company amortizes this asset on a straight-line basis over three years. The website was purchased from an entity that is considered to be a related party. (See Note C.)

3.       Income Per Share
         ----------------

         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

4.       Cash
         ----

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5.       Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to income taxes and asset lives.

6.       Financial Instruments
         ---------------------

         The Company's short-term financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


During the period the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

7.       Stock-Based Compensation
         ------------------------

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's existence. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock- based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during the period presented.

8.       Comprehensive Income
         --------------------

         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

9.       Costs of Computer Software
         --------------------------

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expenses as incurred.

         Effective January 3, 2001, the Company adopted SOP 98-1, however, the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

10.      Segments
         --------

         Effective January 3, 2001, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating
                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------

segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 13 did not affect results of operations or financial position. To date, the Company has had only negligible operations in the internet marketing of children's goods.

11.      Pensions and Other Post-Retirement Benefits
         -------------------------------------------

         Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and other Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

         The Company has not initiated benefit plans to date which would require disclosure under the statement.

12.      Derivative Instruments
         ----------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however, it believes that it has not to date engaged in significant transactions encompassed by the statement.

13.      Advertising Costs
         -----------------

         Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs from its inception to December 31, 2001.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


14.      Start-Up and Organization Costs
         -------------------------------

         Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities". Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company has charged $8,600 of organization costs and $6,188 of transfer costs to operations during the period ended December 31, 2002.

15.      Revenue Recognition
         -------------------

         Commission income from product sales is recognized when the related goods are delivered by VSTORE Virtual Storefront Network and the goods are no longer covered by their return program which is usually 30 days from the date of delivery. (See Note A-1.) The Company did not earn any revenue through December 31, 2001.

16.      Business Concentrations
         -----------------------

         Commission income of the Company is dependent upon the sales of children's games, arts and crafts, toys and related products on the internet and, therefore, are subject upon the economic conditions of the internet market place. Changes in this industry may significantly affect management's estimates and the Company's performance.

17.      Income Taxes
         ------------

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 3, 2001. Under SFAS, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

NOTE B - STOCKHOLDERS' EQUITY
-----------------------------

         On January 3, 2001, the Company issued 10,000,000 shares of its no par value common stock for $5,000 in cash to its founder, Susan Parker.

         During March 2001, the Company issued 2,071,200 shares of its no par value common stock in connection with the Amended Plan of Reorganization of e-Miracle Network, Inc. which is described in Note A-1. These shares were valued at $2,600. The business concept services are
                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------



valued at $1,600 and the license to use the name "e-Hobby Network" is valued at $1,000. The price was based upon the estimated values without independent appraisal.

         On July 12, 2001, the Company issued 5,000 shares of its no par value common stock for legal services. The fair value of the legal services performed amounted to $600.

         During August 2001, a shareholder contributed $500 in organization costs. The shareholder does not expect repayment of the expenses paid and the Company is not obligated to make such repayment, therefore, the Company has recorded the expenses as a contribution to its capital by the shareholder.

         On September 19, 2002, the Company issued 10,000,000 shares of its no par value common stock for $10,000 in cash to its founder, Susan Parker.

NOTE C - RELATED PARTY TRANSACTIONS
-----------------------------------

         The Company acquired its website for $2,000 from an entity that is considered to be a related party. This entity will provide website hosting on a month to month agreement at a cost of $75 per month. Effective September 1, 2001, the Company signed a sublease agreement to lease office space and utilities for a period of 42 months at $100 per month from an entity that is considered to be a related party. This lease was terminated January 31, 2002. The Company owed related parties $ 105 at December 31, 2002 and $ 501 at December 31, 2001. The Company is owed $ 210 from related parties at December 31, 2002.

         The officer and director of the Company is involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

NOTE D - WARRANTS AND OPTIONS
-----------------------------

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE E - INCOME TAXES
---------------------

         The provision (credit) for income taxes consists of the following:

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------

                                                                              Inception     Inception
                                                                            Jan. 3, 2001   Jan. 3, 2001
                                                                                 to             to
                                                             Dec. 31, 2002  Dec. 31, 2001   Dec. 31, 2002
                                                             -------------  -------------   -------------


         Federal                                                $(2,121)       $(1,560)       $(3,681)
            State                                                  (823)          (605)        (1,428)
                                                                -------        -------        -------
                  Subtotal                                      $(2,944)       $(2,165)       $(5,109)

Less: Company tax benefits dependent upon future
         taxable earnings and not recognized at this time         2,944          2,165          5,109
                                                                -------        -------        -------

                  Total                                         $   -0-        $   -0-        $   -0-
                                                                =======        =======        =======

         Current                                                $(2,201)       $(1,676)       $(3,877)
         Deferred                                                  (743)          (489)        (1,232)
                                                                -------        -------        -------
                                                                $(2,944)       $(2,165)       $(5,109)
Less: Company tax benefits not recognized at
         this time                                                2,944          2,165          5,109
                                                                -------        -------        -------

                  Total                                         $   -0-        $   -0-        $   -0-
                                                                =======        =======        =======

         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, and the expected use of tax loss carryforwards in future periods. The net deferred tax assets at December 31, 2002 was composed of:

         Organization and start-up costs are expensed for financial statement purposes and are amortizable over 60 months
            for tax purposes                                        $ 1,232
                                                                    -------
         Total gross deferred tax asset                             $ 1,232
         Less - Valuation allowance                                   1,232
                                                                    -------
         Net Deferred Tax Assets                                    $   -0-
                                                                    =======

         A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's assessment of the amount which will be realized from future taxable earnings on alternative tax strategies. The valuation allowance was increased by $254 during 2002, $ 489 for the period January 3, 2001 (inception) to December 31, 2001, and $743 for the period January 3, 2001 (inception) to December 31, 2002.

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


         At December 31, 2002, the Company had approximately $ 26,000 of Federal and State net operating loss carryforwards available to offset future taxable income for financial statement purposes. For tax purposes, the Company had approximately $19,700 of Federal and State net operating loss carryforwards. The State loss carryforward is available indefinitely. The Federal net operating loss carryforward will begin expiring in the year 2021.

         Total Federal tax expense (credit) differed from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                                                    Inception                       Inception
                                                     Percent      Jan. 3, 2001       Percent       Jan. 3, 2001        Percent
                                                    of Pre-Tax          to          of Pre-Tax          to            of Pre-Tax
                                  Dec. 31, 2002      (Loss)       Dec. 31, 2001       (Loss)       Dec. 31, 2002       (Loss)
                                  -------------      ------       -------------       ------       -------------       ------
Income (loss) before
 provision (credit)
   for income taxes                 $(14,964)            100%        $(11,008)           (100)%       $(25,972)            100%
                                    --------        --------         --------        --------         --------        --------

Computed expected
 tax expense (credit)               $ (5,088)            (34)%       $ (3,743)            (34)%       $ (8,831)            (34)%
Federal tax (benefit)
  of State income tax                    280               2              206               2              486               2
Sur Tax Exemption                      2,687              18            1,977              18            4,664              18
                                    --------        --------         --------        --------         --------        --------

         Subtotal                   $ (2,121)            (14)%       $ (1,560)            (14)%       $ (3,681)             14%

Less: Tax benefits not
          recognized for
          financial reporting
          purposes                     2,121              14            1,560              14            3,681              14
                                    --------        --------         --------        --------         --------        --------

Actual Federal income
 tax expense (credit)               $     --             - -%        $     --              --%        $     --              --%
                                    ========        ========         ========        ========         ========        ========

                              e-HOBBY NETWORK, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 2002
                                -----------------


NOTE F - SUBSEQUENT EVENTS, COMMITMENTS AND OTHER MATTERS
---------------------------------------------------------

         The Company does not carry general and product liability insurance at this time and is effectively self-insured. This matter is expected to be revisited by the Company once business operations commence.

NOTE G - TERMINATION OF LEASE OBLIGATIONS
-----------------------------------------

         Effective January 31, 2002, by mutual consent, the operating sublease for facilities and utilities from September 1, 2001 to March 1, 2005 from a related party was terminated without cost to the Company.

NOTE H - GOING CONCERN
----------------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $14,964 during 2002, $11,008 during the period January 3, 2001 (inception) to December 31, 2001, and $25,972 during the period January 3, 2001 (inception) to December 31, 2002. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.