Form 10QSB
period 2003-03-31
RENT SHIELD CORP
filed 2003-05-06
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended March 31, 2003.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

                         Commission file number: 0-50046

                                Rent Shield Corp.
              (Exact name of Small Business Company in its charter)


              Florida                                   65-1082128
   (State  or  other jurisdiction of           (IRS Employer Identification
    of incorporation)                           Number)

                         7695 S.W. 104 Street, Suite 210
                                 Miami, FL 33156
                    (Address of principal executive offices)

Registrant's Telephone number, including area code: (305) 663-3333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 22,076,200 Shares of Common Stock (no par value).


Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]           No [X]

                                Rent Shield Corp.


PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's discussion and analysis of
                       financial condition and results of operations

PART  II:        Other Information

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
Current Assets:
---------------
   Cash and Cash Equivalents                                    $  2,503
   Loan Receivable                                                   210
                                                                --------
         Total Current Assets                                                    $  2,713

Other Assets:
-------------
   Website Costs (less accumulated amortization)                                      889
                                                                                 --------
         Total Assets                                                            $  3,602

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                             $  1,314
   Accrued Expenses                                               11,500
                                                                --------
         Total Current Liabilities                                               $ 12,814

Stockholders' Equity:
---------------------
   Capital Stock
      Common, no par value, 100,000,000
         shares authorized, 22,076,200 shares issued and
         outstanding                                            $ 18,700
      Preferred, no par value, 100,000,000
         shares authorized of which 75,000,000 is
         designated as Series A.  None are issued
         and outstanding                                          -
   (Deficit) Accumulated During the Development Stage            (27,912)
                                                                --------
         Total Stockholders'(Deficit)                                              (9,212)
                                                                                 --------
         Total Liabilities and Stockholders' (Deficit)                           $  3,602
                                                                                 ========


See Accompanying Notes to Financial Statements.

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Three Months Ended
                                                     ------------------------------        Inception
                                                       March 31          March 31             to
                                                         2003              2002            3/31/03
                                                     ------------      ------------      ------------
Revenue                                              $         --      $         --      $         --
-------                                              ------------      ------------      ------------

Operating Expenses:
-------------------
   Amortization                                      $        167      $        167      $      1,112
   Hosting Fees and Other Internet Expenses                   105               105               825
   Office Supplies and Bank Charges                            35                45               269
   Organization and Start Up Costs                             --                --             8,600
   Professional Fees                                        1,000             1,000             9,763
   Rent                                                        --                --               426
   Transfer and Filing Fees                                   633               500             6,821
                                                     ------------      ------------      ------------
         Total Operating Expenses                    $      1,940      $      1,817      $     27,816


Other Expenses:
---------------
   Interest                                                    --                --                96
                                                     ------------      ------------      ------------
Income (Loss) Before Tax Provision (Credit)          $     (1,940)     $     (1,817)     $    (27,912)
                                                     ------------      ------------      ------------
Provision for Income Tax (Credit):
----------------------------------
   Federal Income Tax                                $         --      $         --      $         --
   State Income Tax                                            --                --                --
                                                     ------------      ------------      ------------
         Total Provision for Income Tax (Credit)     $         --      $         --      $         --
                                                     ------------      ------------      ------------
Net Income (Loss)                                    $     (1,940)     $     (1,817)     $    (27,912)
                                                     ============      ============      ============

Per Share Information:
----------------------
   Basic and Diluted Income (Loss)
      Per Share                                      $         --      $         --      $         --
                                                     ------------      ------------      ------------
Weighted Average Shares of Common Stock                22,076,200        12,076,200        14,145,521
                                                     ============      ============      ============


See Accompanying Notes to Financial Statements.

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                             Three Months Ended
                                                           ----------------------     Inception
                                                           March 31      March 31        to
                                                             2003          2002        3/31/03
                                                           --------      --------      --------
Cash Flows From Operating Activities:
-------------------------------------
   Net (Loss)                                              $ (1,940)     $ (1,817)     $(27,912)

   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                           166           166         1,111
         Organization Costs Contributed by Shareholder           --            --           500
         Common Stock Issued for Services                        --            --         3,200
   Change in Assets and Liabilities:
      Increase in Notes Receivable                               --            --          (210)
     Increase in Current Liabilities                            602         1,631        12,814
                                                           --------      --------      --------
         Net Cash (Used) by Operating Activities           $ (1,172)     $    (20)     $(10,497)
                                                           --------      --------      --------
Cash Flows From Investing Activities:
-------------------------------------
   Addition to Website Costs                               $     --      $     --      $ (2,000)
                                                           --------      --------      --------
         Net Cash (Used in) Investing Activities           $     --      $     --      $ (2,000)
                                                           --------      --------      --------
Cash Flows From Financing Activities:
-------------------------------------
   Issuance of Common Stock for Cash                       $     --      $     --      $ 15,000
                                                           --------      --------      --------
         Net Cash Provided by Financing Activities         $     --      $     --      $ 15,000
                                                           --------      --------      --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                    $ (1,172)     $    (20)     $  2,503

Cash and Cash Equivalents at the Beginning
------------------------------------------
   of Period                                                  3,675            85           -0-
   ---------                                               --------      --------      --------
Cash and Cash Equivalents at the End of Period             $  2,503      $     65      $  2,503
----------------------------------------------             ========      ========      ========

See Accompanying Notes to Financial Statements.

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND THE
           -----------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO MARCH 31, 2003
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                             Three Months Ended
                                                           ----------------------     Inception
                                                           March 31      March 31        to
                                                             2003          2002        3/31/03
                                                           --------      --------      --------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                    $     --      $     --      $     96
                                                           --------      --------      --------
      Income Taxes                                         $     --      $     --      $     --
                                                           ========      ========      ========


See Accompanying Notes to Financial Statements.

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

         For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2002 and the period from inception (January 3, 2001) to December 31, 2002.

NOTE B - INCOME PER SHARE
-------------------------

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

NOTE C - GOING CONCERN
----------------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $27,912 during the period January 3, 2001 (inception) to March 31, 2003. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that

                                RENT SHIELD CORP.
                                -----------------
                           F/K/A e-HOBBY NETWORK, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2003
                                 --------------
                                   (UNAUDITED)
                                   -----------

the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE D - TERMINATION OF LEASE OBLIGATIONS
-----------------------------------------

         Effective January 1, 2002, by mutual consent, the operating sublease for facilities and utilities from September 1, 2001 to March 1, 2005 from a related party was terminated without cost to the Company.

NOTE E - SUBSEQUENT EVENTS AND OTHER MATTERS
--------------------------------------------

         Effective April 8, 2003, the name of this corporation was changed to Rent Shield Corp.

         On April 29, 2003, the stockholders of the Company will receive two additional shares for every share they own on the record date of April 22, 2003.

         On March 10, 2003, the Company's Articles of Incorporation was amended to authorize the issuance of 100,000,000 shares of preferred stock, no par value, of which 75,000,000 is designated as Series A. No preferred shares were issued or outstanding at March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Results of Operations
         ---------------------

         Due to a lack of revenues and business, on April 24, 2003 we entered into a Share Exchange Agreement whereby we agreed to issue 60,000,000 shares of our Preferred Stock in exchange for the issued and outstanding stock of Rent Gard Corp., a Florida corporation. In anticipation of this transaction, we changed our name to Rent Shield Corp, and forward split our common stock 3-1. These events are more fully reported in our 8-K's filed with the Commission on April 10, 2003 and April 24, 2003.

         Liquidity and Capital Resources
         -------------------------------

         At March 31, 2003, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss of $26,887 from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

         On March 10, 2003, by Consent Action of our Majority Shareholder, we amended our Articles of Incorporation to provide for a class of preferred stock. On April 8, 2003, by Consent Action of our Majority Shareholder, we amended our Articles of Incorporation to change our name from e- Hobby Network, Inc. to Rent Shield Corp. On April 24, 2003, Consent Action of our Majority Shareholder, we entered into a Share Exchange Agreement whereby we agreed to issue 60,000,000 shares of our Preferred Stock in exchange for the issued and outstanding stock of Rent Gard Corp., a Florida corporation. As a result of this transaction, a new board of directors was elected and Susan Parker resigned effective at the close of business on May 5, 2003.

Item 5. Other Information.

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         1. Amendment to our Articles of Incorporation providing for Preferred Stock.

         2. Amendment to our Articles of Incorporation changing our name to Rent Shield Corp.

         (b) Reports on Form 8-K

         1. 8-K filed with the Commission on April 10, 2003 is incorporated by reference.

         2. 8-K filed with the Commission on April 24, 2003 is incorporated by reference.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



Date: May 5, 2003

                                                      /s/ Susan Parker
                                                      ------------------------
                                                      Susan Parker, President

                                 Certifications
                                 --------------

I, Susan Parker, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Rent Shield Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Rent Shield Corp. as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 5, 2003.


/s/ Susan Parker
--------------------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Rent Shield Corp., on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Susan Parker, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 5, 2003.


/s/Susan Parker
---------------------
President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer