Form 10QSB
period 2003-06-30
RENT SHIELD CORP
filed 2003-08-14
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended June 30, 2003.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

                         Commission file number: 0-50046

                                Rent Shield Corp.
                                -----------------
              (Exact name of Small Business Company in its charter)


               Florida                                   65-1082128
               -------                                   ----------
    (State  or  other jurisdiction of           (IRS Employer Identification
     of incorporation)                              Number)

         100 Scarsdale Road, Suite 200, Toronto, Ontario, Canada M3B 2R8
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                              e-Hobby Network, Inc.
                              ---------------------
         (Former Name and former address, if changed since last report)

Registrant's Telephone number, including area code: (416) 391-4223

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.
Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 14,590,030 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]        No [X]

                                Rent Shield Corp.


PART  I:   FINANCIAL INFORMATION

           Item 1  Financial Statements

                  Balance Sheets, Rent Shield Corp., June 30, 2003
                  Statement of Operations, Rent Shield Corp., June 30, 2003 Statement of Cash Flows, Rent Shield Corp., June 30, 2003

           Item 2 Management's discussion and analysis of financial condition and results of operations

           Item 3   Controls and Procedures

PART  II:  OTHER INFORMATION

           Item 1   Legal Proceedings

           Item 2   Changes in Securities

           Item 3   Defaults Upon Senior Securities

           Item 4   Submission of Matters to a Vote of Security Holders

           Item 5   Other Information

                                   RENT SHIELD CORP.

                                     BALANCE SHEETS

                                                                                June 30,    March 31,
                                                                                  2003        2003
                                                                                --------    --------
                                                                              (Unaudited)  (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $    213    $     --
  Loan receivable                                                                     --          --
                                                                                --------    --------
        Total Current Assets                                                         213          --

        Total Assets                                                            $    213    $     --
                                                                                ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                              $    814    $     --
  Accrued expenses                                                                11,500          --

                                                                                --------    --------
        Total Current Liabilities                                                 12,314          --
                                                                                --------    --------

Stockholders' Equity:
  Preferred Stock Series A Convertiable, (60,000,000 authorized, no par value
     60,000,000 issued and outstanding)                                           20,000      20,000
  Common stock, (100,000,000 shares authorized,no par value, 14,590,030               --
      issued and outstanding)                                                     68,700
  Additional paid in capital                                                     (28,801)         --
  Retained earnings (deficit)                                                    (72,000)    (20,000)
                                                                                --------    --------
        Total Stockholders' Equity (Deficit)                                     (12,101)         --
                                                                                --------    --------

        Total Liabilities and Stockholders'
          Equity                                                                $    213    $     --
                                                                                ========    ========


The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the Three Months Ended    For the Six Months Ended
                                                 June 30,                   June 30,
                                            2003           2002         2003         2002
                                        ------------    ----------   ----------   -----------
Revenues                                $         --    $       --   $       --   $        --
                                        ------------    ----------   ----------   -----------
Other Costs:
  General and administrative expenses         52,000            --       72,000            --
                                        ------------    ----------   ----------   -----------
        Total Other Costs                     52,000            --       72,000            --

Other Income and Expense:
  Interest income                                 --            --           --            --
                                        ------------    ----------   ----------   -----------

Net Loss before Income Taxes                 (52,000)           --      (72,000)           --

Income Taxes                                      --            --           --            --
                                        ------------    ----------   ----------   -----------

Net Loss                                $    (52,000)   $       --   $  (72,000)  $        --
                                        ============    ==========   ==========   ===========

Earnings (Loss) Per Share:
  Basic earnings (loss) per share       $         --    $       --   $       --   $        --
                                        ============    ==========   ==========   ===========
  Diluted earnings (loss) per share     $         --    $       --   $       --   $        --
                                        ============    ==========   ==========   ===========

Basic weighted average  common shares
    outstanding                           13,645,458                         --   12,937,029-
                                        ============    ==========   ==========   ===========

Diluted weighted averagecommon shares
    outstanding                           43,645,458            --   42,937,029            --
                                        ============    ==========   ==========   ===========

The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the Period
                                                                  Inception
                                                             (February 27, 2003)
                                                              to June 30, 2003
                                                            --------------------



Cash Flows from Operating Activities:
  Net loss                                                             $(72,000)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Non cash compensation expense                                      50,000
      Increase in accounts payable
        and accrued expenses                                              2,000
                                                                       --------

          Net cash (used in) operating activities                       (20,000)
                                                                       --------

Cash Flows from Investing Activities
    Net cash accquired in share exchange transaction                        213
                                                                       --------
          Net cash provided by investing activities                         213

Cash Flows from Financing Activities:
  Issuance of common stock                                               20,000
                                                                       --------
          Net cash provided by financing
            activities                                                   20,000
                                                                       --------

Net Increase in Cash and Cash Equivalents                                   213

Cash and Cash Equivalents, beginning of period                               --
                                                                       --------

Cash and Cash Equivalents, end of period                               $    213
                                                                       ========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                           $     --
                                                                       ========
    Income taxes                                                       $     --
                                                                       ========

Supplemental Disclosures of non cash
  Investing and financing activities:
      Common stock issued as compensation                              $ 50,000
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         On April 24, 2003, Rent Shield Corp. (formerly e-Hobby Network Inc.) and Rent Guard Corporation, ("Rent Guard") a privately held Florida Corporation, completed a planned Stock Exchange Agreement. Rent Guard Corporation is an operating subsidiary of Rent Shield Corp. and is organized to develop market and distribute credit insurance and related products. Rent Guard Corporation will provide underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the company including its flagship product Rent GuardTm. Under the terms of the agreement Rent Shield issued to the holders of Rent Guard's common stock, 60,000,000 shares of its Series A Preferred Stock in exchange for the outstanding shares of Rent Guard's common stock. Each share of preferred stock is entitled to one vote per share and as such the shareholders of Rent Guard Corporation will control approximately 83% of the voting shares.

         The share exchange transaction, which occurred on April 24, 2003, will be accounted for as a purchase. As reported above, pursuant to the Stock Exchange Agreement, the Company issued 60,000,000 shares of its Series A Preferred Stock in exchange for all the issued and outstanding stock of Rent Guard. As a result, Rent Guard became a wholly-owned subsidiary of the Company. Pursuant to the agreement, the Company's former majority shareholder and president, Susan Parker agreed to cancel, and did cancel, 54,000,000 of her 60,000,000 shares of her post split common stock. Prior to the cancellation and issuance of shares, and giving effect to the Company's 3-1 forward split, the Company had 66,228,600 shares of common stock issued and outstanding and no preferred shares issued and outstanding. As a result of the cancellation and forward split, the Company had 12,228,600 shares of common stock issued and outstanding and 60,000,000 shares of Series A Preferred Stock issued and outstanding.

         As the stockholders of Rent Guard control approximately 83% of the voting shares of the Company, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the Company. This accounting treatment is in accordance with the Securities and Exchange Commission staff's view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

                                RENT SHIELD CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

Earnings (Loss) Per Share

         The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

2. INTERIM PRESENTATION

         The March 31, 2003 balance sheet data was derived from audited financial statements of Rent Guard Corporation, the successor company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 its results of operations for the three months and six months ended June 30, 2003 and its cash flows for the six months ended June 30, 2003.

         The statements of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as well as Form 8-K and Form 8-K/A.

3. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

         On March 10, 2003 the Company amended its Articles of Incorporation and created a class of Preferred stock, the Series A Convertible Preferred Stock, consisting of 75,000,000 shares, no par value, having the voting powers, preferences, relative, participating, limitations, qualifications, limitations and restrictions thereof as herein set forth.

                                RENT SHIELD CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)



         In the event a dividend is declared with respect to the Company's Common Stock prior to conversion of the Series A Convertible Preferred Stock, upon such conversion, such dividend shall be paid with respect to the Shares of Common Stock into which the Series A Convertible Preferred Stock were converted. Each share of Series A Convertible Preferred Stock shall rank on a parity with each other share of Convertible Preferred Stock with respect to dividends.

         The series A Convertible Preferred Stock shall be convertible into the Company's common stock at a rate of 1 share of common for every two shares of Series A Convertible Stock outside.

Common Stock

         On May 6, 2003 the Company entered into an employment agreement with Lennox Gibbs to act as Chief Operating Officer of the company. The agreement granted to Mr. Gibbs 2,361,430 shares of the company common stock valued by the company at $50,000 on the date of the grant.

4. COMMITMENTS AND CONTINGENCIES

Employment Agreements

         On May 6, 2003 the Company entered into an employment agreement with Lennox Gibbs to act as Chief Operating Officer of the company. The agreement granted to Mr. Gibbs 2,361,430 shares of the company common stock and provided for a base annual salary of $144,000 which will commence on September 1, 2003 and continue until terminated. The agreement also provides for benefits and expenses commensurate Rent Shield Corp. with the position as well as a stock grant of 1,000,000 shares of the Company's common stock upon being employed for a period of at least 24 months.

4. COMMITMENTS AND CONTINGENCIES (Continued)

Other Agreements

         The Company has entered into agreements with three (3) consultants to provide various services to the company that will include services as the general counsel for the company, negotiation of Reinsurance underwriting capacity and assistance in development of additional Credit Insurance Products to support the underlying business activities of the Company.

                                RENT SHIELD CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


         For their services the three (3) Consultants will each be compensated one half of one percent (0.05%) percent of the gross premium written by the company plus all out-of pocket costs incurred by the consultants in providing their services. The agreement shall terminate on December 31, 2008.

         In addition the agreements provide that the consultants shall have the option of converting said compensation into warrants of the common stock of the company at a price equal to eighty (80%) percent of the 45 previous days weighted average of the value of the common stock of the company at the time the consultant exercises the option conversion which must occur no latter than the 30th day following the end of each quarter.

         On July 1, 2003 the Company entered into an agreement for additional consulting services agreement related to the expansion of services, acquisition and business opportunities. The consultant shall be compensated two (2%) percent of the gross amount of premium retained by the company. The consultant will also have the ability to convert such compensation into warrants of the common stock of the company at a price equal to the forty five (45) previous day weighted average of the Company's common stock as traded on a listed exchange.

         The Company further agreed to issue the consultant 8,000,000 shares of the Company's common shares as a bonus upon consultant assisting company in raising Insurance Underwriting Capacity, for an amount no less than Three Billion (US $3,000,000,000) United States Dollars. Said shares will be issued to Consultant no later than sixty (60) days following said verification of underwriting Capacity by company. Company further agrees to file a Registration Statement as it relates to said shares within thirty (30) days, or as soon thereafter, following the issuance of said shares to Consultant.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company is in a pre-launch period. The Company's business model rests on three prerequisites (a) the acquisition of insurance capacity sufficient to capture a meaningful percentage of the total North American rental market, (b) the design and build of an enterprise computer system to handle the requisite number of transactions and (c) the design of appropriate of marketing and sales strategies to drive target customers to its computer system. Management is satisfied with its progress to date on all three counts.

Liquidity and Capital Resources

At June 30, 2003 the Company had little cash or other assets on hand. The Company's pre-launch activities are being sustained by the willingness of its founding Management to invest their personal resources pending the raising of capital. There can be no assurance that the Company will be able to obtain additional capital to meet its operational requirements.

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

         There are no pending legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

Item 2  Changes in Securities

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3   Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On March 10, 2003, by Consent Action of our Majority Shareholder, we amended our Articles of Incorporation to provide for a class of preferred stock. On April 8, 2003, by Consent Action of our Majority Shareholder, we amended our Articles of Incorporation to change our name from e-Hobby Network, Inc. to Rent Shield Corp. On April 24, 2003, Consent Action of our Majority Shareholder, we entered into a Share Exchange Agreement whereby we agreed to issue 60,000,000 shares of our Preferred Stock in exchange for the issued and outstanding stock of Rent Gard Corp., a Florida corporation. As a result of this transaction, a new board of directors was elected and Susan Parker resigned effective at the close of business on May 5, 2003.

Item 5.  Other Information.

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         31 Section 302 Certification of Stephen Stonhill
         32 Section 906 Certification of Stephen Stonhill


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

Date: August 13, 2003


                                                 /s/Stephen Stonhill
                                                 -----------------------
                                                 Stephen Stonhill,
                                                 Chief Executive Officer