Form 10QSB
period 2003-09-30
RENT SHIELD CORP
filed 2003-11-18
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 2003.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

                         Commission file number: 0-50046

                                Rent Shield Corp.
                                -----------------
              (Exact name of Small Business Company in its charter)


       Florida                                         65-1082128
       -------                                         ----------
      (State or other jurisdiction of          (IRS Employer Identification
            incorporation)                              Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days. [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 15,290,030 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]        No [X]

PART  I:   FINANCIAL INFORMATION

           Item 1  Financial Statements

                  Balance Sheets, Rent Shield Corp., September 30, 2003 Statement of Operations, Rent Shield Corp., September 30, 2003 Statement of Cash Flows, Rent Shield Corp., September 30, 2003 Notes to Financial Statements

           Item 2   Management's discussion and analysis of financial condition and results of operations

           Item 3   Controls and Procedures

PART  II:  OTHER INFORMATION

           Item 1   Legal Proceedings

           Item 2   Changes in Securities

           Item 3   Defaults Upon Senior Securities

           Item 4   Submission of Matters to a Vote of Security Holders

           Item 5   Other Information

PART  I: FINANCIAL INFORMATION


                                RENT SHIELD CORP.

                                 BALANCE SHEETS

                                                                   September 30,   March 31,
                                                                       2003           2003
                                                                   -----------    -----------
ASSETS                                                              (Unaudited)    (Audited)
------
Current Assets:
   Cash and cash equivalents                                       $        --    $        --
   Prepaid Item                                                          9,571             --
                                                                   -----------    -----------
        Total Current Assets                                             9,571             --

Website Costs                                                          100,000             --
Deposits                                                                 5,662             --
                                                                   -----------    -----------

        Total Assets                                               $   115,233    $        --
                                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                           $    99,810    $        --
   Stockholders' loans payable                                         362,766             --
                                                                   -----------    -----------
        Total Current Liabilities                                      462,576             --
                                                                   -----------    -----------

Stockholders' Equity(Deficit):
   Preferred Stock Series A Convertible, (75,000,000 authorized,
     no par value 60,000,000 issued and outstanding)                    20,000         20,000
   Common stock, (100,000,000 shares authorized,
      no par value, 15,290,030 issued and outstanding)                      --             --
   Additional paid in capital                                        1,264,899             --
   Deferred Consulting Costs                                          (350,000)
   Retained earnings (deficit)                                      (1,282,242)       (20,000)
                                                                   -----------    -----------
          Total Stockholders' Equity (Deficit)                        (347,343)            --
                                                                   -----------    -----------

          Total Liablities and Stockholders' Equity (Deficit)      $   115,233    $        --
                                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              For the Three Months Ended For the Nine Months Ended
                           September 30, September 30,
                                             2003           2002          2003        2002
                                         ------------    ----------   -----------   ----------
Revenues                                 $         --    $       --   $        --   $       --
                                         ------------    ----------   -----------   ----------

Costs and Expenses:
  General and administrative expenses         114,537            --       136,537           --
  Consulting expense                          930,000            --       980,000           --
  Travel and promo expense                    165,705            --       165,705           --
                                         ------------    ----------   -----------   ----------
     Total Costs and expenses               1,210,242                   1,282,242

Other Income:
  Interest income                                  --            --            --           --
                                         ------------    ----------   -----------   ----------

Net Loss before Income Taxes               (1,210,242)           --    (1,282,242)          --

Provision for Income Taxes                         --            --            --           --
                                         ------------    ----------   -----------   ----------

Net Income (Loss)                        $ (1,210,242)   $       --   $(1,282,242)  $       --
                                         ============    ==========   ===========   ==========


Earnings (Loss) Per Share:
  Basic earnings (loss) per share        $         --    $       --   $        --   $       --
                                         ============    ==========   ===========   ==========
  Diluted earnings (loss) per share      $         --    $       --   $        --   $       --
                                         ============    ==========   ===========   ==========

Basic weighted average  common shares
    outstanding                            14,823,364            --    13,565,807           --
                                         ============    ==========   ===========   ==========
Diluted weighted average common shares
    outstanding                            74,823,364            --    63,565,807           --
                                         ============    ==========   ===========   ==========


The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Period
                                                                     Inception
                                                                 (February 27, 2003)
                                                               to September 30, 2003
                                                               ----------------------
Cash Flows from Operating Activities:
  Net loss                                                          $(1,282,242)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities:
      Non cash compensation expense                                     925,000
      (Increase) in prepaid item                                         (9,571)
      Increase in accounts payable and accrued expenses                  89,496
      (Increase) in security deposits                                    (5,662)
                                                                    -----------

          Net cash (used in) operating activities                      (282,979)
                                                                    -----------

Cash Flows from Investing Activities
    Website Costs                                                      (100,000)
    Net cash accquired in share exchange transaction                        213
                                                                    -----------
          Net cash (used in) investing activities                       (99,787)

Cash Flows from Financing Activities:
  Proceeds from stockholders loans                                      362,766
  Issuance of common stock                                               20,000
                                                                    -----------
          Net cash provided by financing activities                     382,766
                                                                    -----------

Net Increase in Cash and Cash Equivalents                                    --

Cash and Cash Equivalents, beginning of period                               --
                                                                    -----------

Cash and Cash Equivalents, end of period                            $        --
                                                                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $        --
                                                                    ===========
    Income taxes                                                    $        --
                                                                    ===========

Supplemental Disclosures of non cash Investing and financing activities:
      Common stock issued as compensation                           $ 1,275,000
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

On April 24, 2003 Rent Shield Corp. (formerly E. Hobby Network Inc.) and Rent Gard Corporation, ("Rent Gard") a privately held Florida Corporation, completed a planned Stock Exchange Agreement. Rent Gard Corporation is an operating subsidiary of Rent Shield Corp. and is organized to develop, market and distribute credit insurance and related products. Rent Gard Corporation will provide underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the company, including its flagship product RentShield(TM). Under the terms of the agreement Rent Shield issued to the holders of Rent Gard's common stock 60,000,000 shares of its Series A Preferred Stock in exchange of the outstanding shares of Rent Gard's common stock. Each share of preferred stock is entitled to one vote per share and as such the shareholders of Rent Gard Corporation will control approximately 83% of the voting shares.

The share exchange transaction, which occurred on April 24, 2003, was accounted for as a purchase. Pursuant to the Stock Exchange Agreement, the Company issued 60,000,000 shares of its Series A Preferred Stock in exchange for all the issued and outstanding stock of Rent Gard. As a result, Rent Gard became a wholly-owned subsidiary of the Company. Pursuant to the agreement, the Company's majority shareholder, Susan Parker, agreed to cancel 54,000,000 of her 60,000,000 shares of her post split common stock. Prior to the cancellation and issuance of shares, and giving effect to the Company's 3-1 forward split, the Company had 66,228,600 shares of common stock issued and outstanding and no preferred shares issued and outstanding. As a result of the cancellation and issuance of shares, the Company had 12,228,600 shares of common stock issued and outstanding and 60,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of preferred stock is entitled to one vote per share. As such, the new shareholders control approximately 83% of the voting shares.

As the stockholders of Rent Gard own approximately 83% of Rent Shield's outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the Company. This accounting treatment is in accordance with the Securities and Exchange Commission staff's view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

Earnings (Loss) Per Share
-------------------------

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

                                RENT SHIELD CORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Continued)


2. INTERIM PRESENTATION

The March 31, 2003 balance sheet data was derived from audited financial statements of Rent Gard Corporation, the successor company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations for the three months and nine months ended September 30, 2003 and its cash flows for the nine months ended September 30, 2003.

The statements of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for E Hobby Network, Inc. for the year ended December 31, 2002 as well as Form 8-K and for Rent Gard Corporation Form 8-KA, dated April 24, 2003

3. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On March 10, 2003 the Company amended its Articles of Incorporation and created a class of Preferred Stock, the series A convertible Preferred Stock consisting of 75,000,000 shares, no par value, having the voting powers, preferences, relative, participating, limitations, qualifications, limitations and restrictions thereof as herein set forth.

In the event a dividend is declared with respect to the Company's Common Stock prior to conversion of the Series A Convertible Preferred Stock, upon such conversion, such dividend shall be paid with respect to the Shares of Common Stock into which the Series A Convertible Preferred Stock were converted. Each share of Series A Convertible Preferred Stock shall rank on a parity with each other share of Convertible Preferred Stock which may be created with respect to dividends.

The series A Convertible Preferred Stock shall be convertible into the Company's common stock at a rate of 1 share of common for every two shares of Series A Convertible Stock outside.

Common Stock

On May 6, 2003 the Company entered into an employment agreement with Lennox Gibbs ("Gibbs") to act as Chief Operating Officer of the Company. This agreement was amended during October 2003 with Mr. Gibbs agreeing to relinquish the duties of the Company's Chief Operating Officer and serve as the President of the Company's Financial Services Group.

                                RENT SHIELD CORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Continued)


4. COMMITMENTS AND CONTINGENCIES

The Gibbs Employment Agreement, as amended, provides for a base annual salary of $120,000 which will commence on November 1, 2003 and continue until terminated. The agreement also provides for benefits and expenses commensurate with the position as well as bonuses for achieving certain mutually defined goals.

In April of 2003, the Company had entered into agreements with three (3) consultants to provide services to the Company through December 31, 2008. The agreements defined their specific dates and provided compensation as well as provided for options and bonuses to be paid to the three consultants.

On October 1, 2003 the Company and the three (3) consultants voided their April 2003 agreements and entered into new agreements with these same three (3) consultants. The October 1, 2003 new agreements modify the compensation and rights to be provided to each of the three consultants: (i) Stephen Stonhill, who will serve as the Chairman of the Board of Directors of the Company along with providing executive management functions to the Company; (ii) John Hamilton, who will serve as the Chief Executive Officer of the Company and be responsible for the functions of that position; and (iii) Sandro Sordi, who will hold the position of General Counsel for the Company as well as also provide other executive management duties.

These three (3) agreements are all for a term commencing October 1, 2003 and terminating October 31, 2008. The agreements provide that each will be paid:
$250,000 for the first year; $350,000 for the second year; for years three, four and five two percent (2%) of the gross revenues of the Company; and expenses. The agreements also grant to the three individuals a one time option to purchase five (5%) of the issued and outstanding common shares of the Company at a price of $1.68 per share.

Each of the three agreements also provide that in the event of a termination of the individual prior to the expiration date of the agreement, that he will be paid the balance then outstanding under the agreement, however, it shall be no less than $2,000,000.

On October 1, 2003 the Company, with the mutual consent of another consultant, agreed to terminate the consulting agreement entered into on July 1, 2003, which for consulting services, agreed to compensate the consultant 2% of the gross premiums retained by the Company and further provided that a bonus of 8,000,000 shares of the Company's common stock would be issued to the consultant upon the Company's attaining three billion ($3,000,000,000) in insurance underwriting capacity through the assistance of the consultant.

The Company's wholly-owned subsidiary "Rent Gard Corporation" on July 31, 2003 entered into an exclusive rights and service agreement which provided that Rent Gard would receive $1,200,000 and approximately $365,000 over a period of time beginning in September 2003 and Rent Gard granting licenses to provide services the "Rent Gard Contracts" in various U.S. states and providences in Canada, respectively. As the Company and Rent Gard are continuing to position themselves to commence their intended business, the parties have agreed to extend the original date for the commencement of the agreement terms.

                                RENT SHIELD CORP

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Continued)


4. COMMITMENTS AND CONTINGENCIES (Continued)

Stockholders' Equity

On August 26, 2003 the Company entered into an agreement with Del Mar Consulting Group Inc., a California Corporation ("Del Mar") for their providing investor communications and public relations services for a term from August 26, 2003 to August 30, 2004. The Company, as a commencement bonus, issued to Del Mar 500,000 shares of its common stock and also issued 200,000 shares of its common stock for their continuous service. The Company valued the 700,000 shares at $1,225,000, their estimated fair market value when issued. During the quarter ended September 30, 2003, the Company reflected $875,000 for this agreement as expense and has deferred $350,000, the value of the cancelable shares, as of September 30, 2003, which it intends to expense during the fourth quarter of 2003 or return to equity, depending on the outcome of the contingency. The 200,000 continuous service shares will be refundable or cancelled should the agreement be terminated by either party prior to February 4, 2004. The Company has agreed to register these shares in a registration statement to be filed no later than March 30, 2004. The shares will be subject to a lock-up provision until August 30, 2004 or earlier in the event of an earlier termination of the agreement. The agreement also provides terms of compensation if Del Mar succeeds in providing certain new capital investment opportunities, merger or acquisition or strategic or business partnering opportunities to the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October, the Company secured a Binding Agreement from Tysers International Insurance and Reinsurance Brokers for $1.6 billion in underwriting capacity to support the Rent Shield(TM) residential guarantee program. Tyser & Co., founded in 1820, is the oldest independent continuous trading firm of Lloyd's brokers.

The Company's RGX Tenant Exchange website is currently in beta testing. The Company is also actively soliciting applications from potential salespeople in selected markets.

Liquidity and Capital Resources

At September 30, 2003 the Company had little cash or other assets on hand. The Company's pre-launch activities are being sustained by Loans from a Shareholder. There can be no assurance that the Company will be able to obtain additional capital to meet its operational requirements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, its disclosure controls and procedures were adequate and effective to ensure that material information relating to it, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in its internal controls. Accordingly, no corrective actions were required or undertaken.

PART II:  OTHER INFORMATION

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

         Not Applicable.

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         31 Section 302 Certification of John Hamilton
         32 Section 906 Certification of David Sanderson

         (b) Reports on Form 8-K

         Not Applicable

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: November 14, 2003


  /s/John Hamilton
  -----------------------
  John Hamilton,
  Chief Executive Officer


   /s/ David Sanderson
   -----------------------
   David Sanderson,
   Chief Financial Officer