Form 10QSB/A
period 2003-09-30
RENT SHIELD CORP
filed 2003-11-19
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB/A

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


          ------------------------------------------------------------
         (Former Name and former address, if changed since last report)

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

                                RENT SHIELD CORP.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three Months Ended    For the Nine Months Ended
                                                September 30,                September 30,
                                             2003           2002          2003           2002
                                         ------------    ----------   ------------    ----------

Revenues                                 $         --    $       --   $         --    $       --
                                         ------------    ----------   ------------    ----------
Costs and Expenses:
  General and administrative expenses         114,537            --       136,537             --
  Consulting expense                          930,000            --       980,000             --
  Travel and promo expense                    165,705            --       165,705             --
                                         ------------    ----------   ------------    ----------
     Total Costs and expenses               1,210,242                   1,282,242

Other Income:
  Interest income                                  --            --             --            --
                                         ------------    ----------   ------------    ----------

Net Loss before Income Taxes               (1,210,242)           --     (1,282,242)           --

Provision for Income Taxes                         --            --             --            --
                                         ------------    ----------   ------------    ----------

Net Income (Loss)                        $ (1,210,242)   $       --   $ (1,282,242)   $       --
                                         ============    ==========   ============    ==========


Earnings (Loss) Per Share:
  Basic earnings (loss) per share        $         --    $       --   $         --    $       --
                                         ============    ==========   ============    ==========
  Diluted earnings (loss) per share      $         --    $       --   $         --    $       --
                                         ============    ==========   ============    ==========

Basic weighted average  common shares
    outstanding                            14,823,364            --     13,565,807            --
                                         ============    ==========   ============    ==========
Diluted weighted average common shares
    outstanding                            44,823,364            --     43,565,807            --
                                         ============    ==========   ============    ==========


The accompanying notes are an integral part of these financial statements.

                                RENT SHIELD CORP.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Period
                                                                             Inception
                                                                       (February 27, 2003)
                                                                      to September 30, 2003
                                                                    ---------------------------
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

These three (3) agreements are all for a term commencing October 1, 2003 and terminating October 31, 2008. The agreements provide that each will be paid:
$250,000.00 per year and not a percentage of revenues or profits.

Each of the three agreements also provide that in the event of a termination of the individual prior to the expiration date of the agreement, that he will be paid the balance then outstanding under the agreement.

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