Form 10KSB
period 2003-12-31
RENT SHIELD CORP
filed 2004-04-12
CIK 1200202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-50046
                                                -------

                                RENT SHIELD CORP.
                                -----------------
           (Exact Name of small business as Specified in Its Charter)

                     FLORIDA                                 65-1082128
                     -------                                 ----------
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                  Organization)                          Identification No.)

         200 YORKLAND BLVD., SUITE 200, TORONTO, ONTARIO, CANADA M2J 5C1
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (416 391 4223)
                                 --------------
                         (Registrant's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the 2003 fiscal year were $58,492.
                                                        --------

         As of March 26, 2004, 15,290,030 shares of the common stock, no par value of the registrant were outstanding and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant's common stock on March 26, 2004, was approximately $15,137,130.
                                                               ------------
         Number of shares outstanding of common stock on March 26, 2004 was 15,290,030.

         Transitional Small Business Disclosure Format Yes [ ] No [X]

                                  RENT SHIELD CORP.
                 INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2003

                               ITEMS IN FORM 10-KSB
                                ------------------

                                                                            Page
                                                                            ----
                                     PART I.

Item 1.  DESCRIPTION OF BUSINESS                                              3

Item 2.  DESCRIPTION OF PROPERTIES                                            8

Item 3.  LEGAL PROCEEDINGS                                                    8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

                                    PART II.

Item 5.  MARKET FOR COMMON EQUITY,RELATED STOCKHOLDER MATTERS, AND
         SMALL BUSINESS PURCHASES OF EQUITY SECURITIES                        9

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9

Item 7.  FINANCIAL STATEMENTS                                                12

Item 8.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                13

Item 8A. CONTROLS AND PROCEDURES                                             13

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   13

                                    PART III.

Item 10. EXECUTIVE COMPENSATION                                              13

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                 14

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      15
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                    15

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              17

         PART I.

ITEM 1.  BUSINESS.

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief, or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" of Part I of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us, or any other person, that our objective and plans will be achieved.

General

Rent Shield Corp., (the "Company", which may be referred to as "we", "us" or "our") has developed and is implementing a strategy to design, structure and sell a broad series of pass-through risk specialty insurance and reinsurance platform products throughout North America.

Products and Technologies

We have been in existence since February 27, 2003. Since then we have positioned ourselves as a pass-through risk solution provider of various credit related products. In November of 2003, through our wholly owned subsidiary, Rent Gard Corporation, the company introduced its core pass-through risk solution, RentShieldTM (www.rentshieldexpress.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. The product is being marketed to real estate landlords in North America, with the objective of taking the financial risk out of property management. The product provides total peace of mind to landlords and property managers alike. We intend to continue our efforts to develop and expand the practice of including financial guarantee insurance in other areas, including construction real estate development, offering future value guarantee insurance and providing mortgage insurance for the residential market.

We are currently engaged in discussions and contract negotiations with several insurance and reinsurance companies regarding possible strategic marketing partnership(s) and enhanced insurance product offerings.

In November 2003, the Company began discussions for the acquisition of Dashwood, Brewer & Phipps Ltd., a Lloyd's Insurance Broker, to purchase 49% of its issued share capital. The investment in Dashwood, Brewer & Phipps Ltd. will effectively provide us a conduit to recapture brokerage expenses on placements of insurance related to our business operations, including our most recently launched residential guarantee program. The Company's Board of Directors approved the deal subject to regulatory approval under Section 2l of the Financial Services & Market Act 2000 of the United Kingdom. Both the Company and Dashwood, Brewer & Phipps Ltd. anticipate the acquisition to be complete no later than June 30, 2004.

In November 2003, the Company entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London cover holder. The acquisition is scheduled to close no later than June 30, 2004 and under the terms of the agreement, the Company will acquire all of the issued and outstanding shares of CIL. The acquisition is expected to add a minimum of $25 million in revenues and $l.75 million in EBITDA for the Company in 2004.

In December 2003, the Company provided insurance to Insured Donations Inc. The Company recognized revenue of approximately $58,492. We anticipate that we will offer additional insurance to Insured Donations Inc. and that income for 2004 will far exceed that of 2003 for this line of insurance.

In March 2004, the Company entered into a joint venture agreement with LePage's Inc., a leading world-wide manufacturer of adhesive tapes and stationery products, wherein the Company will have the ability to provide creative specialty pass-through risk securitization of cash flows with LePage's innovative product and services offerings in the United States and Canada to the private sector clients as well as state/provincial and federal government agencies. Both LePage's and the Company believe that the joint venture will generate at least $l0 million of net revenues (after all associated costs) for the Company on an annual basis.

Employees

As of March l, 2004, we have 13 full time employees, 6 of whom are executive management. In addition we have 23 consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have good relationships with our employees.

Executive Officers and Directors

The following table sets forth the information regarding the Officers and Directors of the Company.

Name                 Age    Position                        Period served
----                 ---    --------                           to date
                                                               -------
Stephen Stonhill     46     Chairman and Director           February 27, 2003
John Hamilton        44     Chief Executive Officer         February 27, 2003
                             and Director
Charles Napper       47     President and Director          February 27 2003
David Sanderson      58     Chief Financial Officer         July 23, 2003
Sandro Sordi         43     Secretary, General Counsel      February 27, 2003
                             and Director
Kenneth Min          33     Chief Operating Officer         October 1, 2003
Edward Kruk          52     Sr. Vice President, Finance     September 16, 2003
Navin Chandaria      57     Director                        March 1, 2004
James Penturn        45     Director                        February 27, 2003
Gavin Lange          52     Director                        February 27, 2003

As of March l, 2004 Stephen Stonhill, is, and has been since the Company's inception our Chairman and a member of our Board of Directors. Stephen is the Principal of Canadian Intermediaries Limited with over 28 years experience in the London and North American insurance and reinsurance markets. Since moving to North America is l987, he has been an Approved Correspondent with Lloyd's. Stephen brings a wealth of management experience to the Rent Shield organization.

John Hamilton has been an innovator in the worldwide credit insurance industry over the past eleven years. He has developed and structured several new and creative insurance plans that have led and revolutionized the credit insurance industry. John brings extensive management experience, financial acumen and business insight to the Company.

Charles Napper is a senior London market broker with many years in the financial services industry. He now provides insurance advice and consulting on insurance related financial services and products for the Rent Shield organization. Charles has been an active participant in the London insurance market developing new and innovative bank crime policies, and was responsible for having written the Documentary Credit Insurance Policy underwritten in Lloyd's of London by Syndicates SVB and ACE. As well, Charles has written six other insurance policies that have been of interest to the banking, credit and commodity trading industries.

David Sanderson is trained as a chartered accountant and a graduate of York University, Toronto. He brings a varied background of accounting and taxation expertise from his former employment with the Gulf + Western Group.

Sandro Sordi has been extensively involved in private and public start-up companies over the past ten years. He has been a member of the Florida Bar since l990, having earned his Juris Doctor from the University of Miami and Honors B.A. from York University in Toronto.

Kenneth Min has consulted for the Government of Ontario in implementing and deploying its industry broadcast communication tool. He has also worked at Bell Emergis in their tourism business unit directing the development of their Destination Management System. As Vice President, Client Services for TraveLinx Inc., his responsibilities included application development and servicing of clients spanning North America and the Caribbean.

Edward Kruk is an accomplished senior financial executive, with broad experience in handling the demands of multi-divisional operations. Ed is a Chartered Accountant with an MBA from the University of Toronto.

Navin Chandaria is currently CEO of Toronto-based Conros Corp., the North American industrial leader in artificial fire log production. Conros's wholly-owned LePage's subsidiary is the world's leading innovator and manufacturer of premium national brand and high-quality transparent tape and stationary products. Navin is a past recipient of the ICCC Businessman of the Year Award, the Confederation Medal from the Governor General of Canada and the Golden Jubilee Medal of Queen Elizabeth II (awarded to outstanding Canadians who have contributed to the development of Canada from 1952 to 2002).

James Penturn is the Chief Executive Officer of a third generation family firm. He has been active for over 20 years in merchant banking and venture capital with an emphasis on innovative financial structures. Jim has extensive experience related to both the real estate sector and strategic planning for operating companies.

Gavin Lange is a senior partner in Lange & Associates with an in depth knowledge of auditing, financial and accounting functions. Gavin is a Chartered Accountant in Canada, South Africa and Israel with 25 years experience in international and local business.

All directors have been appointed until December 31, 2005.

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an internet website address at www.rentshieldcorp.com. We make available free of charge on our internet website address all our filings, filed or furnished pursuant to Section l3(a) or l5(d) of the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 450 Fifth Street, N.W., Washington, D.C., 20549. Please call the Securities and Exchange Commission at l-800-732-0330 for further information on the operation of such public reference room. You can also request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C., 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at www.sec.gov.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We have identified the following risks that could affect the Company and accordingly we have implemented appropriate mitigation strategies to protect our shareholders.

Licensing and Legislation - We are heavily reliant upon the goodwill of the insurance regulators in each state to promptly approve our request for licensing. In order to mitigate the risk of delay, we have structured our consumer insurance products so that they are part of a suite of services subscribed to by our members. It is the Company itself which is purchasing insurance protection to transfer 100% of the risk of the rental guarantee. In most jurisdictions this requires no agency licensing on our behalf. There may be new legislation passed in various jurisdictions that impact the business operations and economies of the Company and its programs.

Market Withdrawal - When an underwriter wishes to withdraw from a market they will give the client approximately one year's notice to replace their underwriting commitment. If one is heavily committed to one underwriter this can be devastating. Rent Shield Corp. has built its underwriting capacity upon multiple sources of underwriting support to reduce the impact of this possibility.

Catastrophic Loss - Many insurance products are subject to the vagaries of the weather or other unreliable risk that could result in catastrophic loss. For Credit Insurance, this equates to the economy of a given city suddenly entering into a recessionary cycle resulting in a sudden rise in defaults. This could occur due to a plant closing or a sudden change in the fortunes in an industry. Our product line will have a geographic and industrial spread of risk that will reduce this exposure. Traditional catastrophic exposures such as windstorm, fire and terrorism are excluded under the RentShieldTM program.

Economic downturn - In an economic downturn, people will focus their resources on needs rather than wants. Food and shelter are on the top of the hierarchy of these needs. Although we anticipate that there will be a certain amount of shifting between units within the economic hierarchy during a downturn, there will be little effect on the Company's products. Nonetheless, our deployment on a regional basis spreads our risk and will help to mitigate the effect of any economic downturn.

Poor Demand - Poor demand could have a significant impact on the Company's product and prevent us from attaining our goals. We have held small focus group studies and individual interviews with Landlords in two of our major markets and have found a broad acceptance of the product design. Certain members have expressed the desire for this product even if they are unable to pass the cost on to the tenant. This indicates the compelling nature of the securitization aspect of the Company's products.

WE WILL NEED A PARTNER TO OBTAIN EFFECTIVE SALES, MARKETING AND DISTRIBUTION.

We currently have a small sales and marketing force in our organization and will need to attract additional qualified or experienced marketing and sales personnel. In addition, we will need to secure a marketing partner who is able to devote substantial marketing efforts to achieve market acceptance for our insurance products.

WE MAY FACE COMPETITION.

We are engaged in a highly competitive industry as a whole, even though currently there is yet little competition in our particular sector. We expect increased competition from several other companies, including large international companies. We have taken steps, including but not limited to, strategic alliances and negotiations for joint ventures, in order to protect our projected market share should competitors enter the market place.

RISKS RELATED TO OWNING OUR COMMON STOCK.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

Although our shareholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our Common Stock in the foreseeable future. Therefore, you should not purchase our Common Stock if you need immediate or future income by way of dividends from your investment.

WE MAY ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK THAT COULD DILUTE THE VALUE OF YOUR SHARES OF COMMON STOCK.

We are authorized to issue both Common and Preferred Shares of our Capital Stock, consisting of 100,000,000 shares of our Common Stock and 75,000,000 shares of our Preferred Stock. As of December 3l, 2003, 15,290,030 shares of our Common Stock were issued and outstanding. There were 60,000,000 shares of Preferred A Convertible Stock outstanding at December 3l, 2003. In light of our need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

ITEM 2.  PROPERTIES

The Company has its principal executive offices in Toronto, Ontario, Canada. The Company leases approximately 9,642 square feet of space pursuant to a lease agreement which expires in December 2008. Rent is adjusted annually and will average approximately $15,000 per month over the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of security holders.

         PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASD Over-the-Counter Bulletin Board interdealer trading system under the symbol "RSHL".

The following table sets forth the range of the high and low sales prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

         Quarter Ending                              High                Low
         --------------                              ----                ---
         January 1 - March 31, 2003                   .01                .01
         April 1 - June 30, 2003                     4.90               1.45
         July 1 - September 30, 2003                 3.60               1.56
         October 1 - December 31, 2003               2.20               1.35

On March 26, 2004, the last reported sales price of our Common Stock on the OTCBB was $.99 per share.

The number of record holders of Common Stock of the Issuer at March 29, 2004 was 435. Additional owners of the Common Stock hold their shares in street name with various brokerage and depository firms (there are three such firms included in the list of record owners).

Dividends

We have never paid cash dividends on our Common Stock and do not have any plan to pay cash dividends in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be used to finance the operations of the Company.

There are no equity compensation plans currently in place.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We are focusing our efforts primarily on the introduction of the RentShieldTM program into North America's $300 Billion US rental market. In support of our comprehensive business strategy we have opened offices in Toronto, Miami, New York and London, England.

Our strategy includes the development and implementation of a national securitization of the residential rental income market that guarantees landlords the payment of their rent on an uninterrupted basis as well as other needed services. Securitization has occurred in most areas of fixed income business: mortgages, credit cards, automobile leases, automobile loans, commercial real estate, residential real estate, etc. and yet has not occurred with rental income using a retail model. Given this, we have developed a product for the North American market that is branded as RentShieldTM and offered to landlords to assure that their rental streams are uninterrupted and paid on a timely basis.

In constructing our infrastructure we placed our company in a position to own and manage a group of vertically integrated insurance and finance businesses that support credit insurance products, including our core product RentShieldTM. We will be providing strategic advice and expertise to our companies and investments.

We have positioned ourselves to be insulated from our operating subsidiaries through a holding company in each region of the world or for specific lines of business. Said holding companies will facilitate the flow of revenue but are not designed to hinder operational control of our operating subsidiaries by either our executives and/or directors.

We are also expanding into the following product development: Credit Default Insurance, Residual Value Insurance, Mortgage Default Insurance and Timeshare Fair Market Value.

Credit Default Insurance - Credit Default Insurance (financial guarantee) assures a lender that a loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, the issuer will either repay the default or repay the entire loan facility, depending on the transaction.

Residual Value Insurance - Residual Value Insurance is a credit product offered by "A" rated insurance and reinsurance companies to insure the value of equipment and property to lenders who require certainty of value to provide term loans to borrowers. Residual Value Insurance guarantees to the insured that the resale value of the equipment or property will not fall below a certain benchmark.

Mortgage Default Insurance - Mortgage Default Insurance is a credit insurance product purchased by a mortgage company to facilitate the offering of higher than average risk mortgages. The coverage trigger is the default in payment by the mortgagor and Mortgage Default Insurance guarantees up to the full value of the mortgage.

Timeshare Fair Market Value - Timeshare fair market value insurance is a product that guarantees a timeshare purchaser will receive their full investment in the timeshare should they wish to sell it after 10 years. It is a new product that we believe will revolutionize the sale and resale values of timeshares worldwide.

As a result of our strategic placement in the market place, we have organized ourselves as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

Our London (U.K.) broker, Dashwood, has negotiated insurance and reinsurance underwriting in order to support RentShieldTM products. Currently, underwriting commitments will allow us to insure approximately 1.2% of the entire US market. Gross premiums earned from the underwriting are expected to be approximately $58.5 Million US, and it is estimated that claims will not exceed 6% of the gross premium income.

Dashwood is currently negotiating with other underwriters to increase our pooled capacity to facilitate gross revenues of approximately $400 Million US. Accordingly, we are currently developing a reinsurance business model to increase reinsurance capacity, utilizing quota-sharing agreements with additional underwriters to increase primary capacity.

The Company has entered into agreements with Dashwood (subject to regulatory approval) which will allow us to purchase 49% of Dashwood. Said acquisition will allow us to recapture 49% of the brokerage paid to Dashwood, which we project could be as much as $8,000,000 over the next two years.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

From time to time, including herein, we may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 2003) TO DECEMBER 31, 2003

Revenues

Revenues for the period from inception (February 27, 2003) to December 31, 2003 were $58,492. In April 2003, we acquired Rent Gard Corporation as an operating subsidiary which is organized to develop, market and distribute credit insurance and related products. We expect our revenues to continue to grow in fiscal 2004.

Costs and Expenses

Cost and Expenses for the period from inception (February 27, 2003) to December 31, 2003 were $2,309,479. Of this, $318,542 was attributable to executive officers' compensation. General and administrative expenses were $287,898. We also had consulting expenses of approximately $1,520,000 and travel and promotional expenses of $180,255. These costs were a result of the costs of establishing our business.

Net Income and Loss Per Share

For the period from inception (February 27, 2003) to December 31, 2003, we had a loss of $2,250,987 which was equivalent to a diluted loss per share of $.05. The loss was due primarily to the extraordinary expenses of launching our business. We expect this loss to decline in fiscal 2004 as we anticipate our revenues to rise.

Other Matters

         We did not spend any money on research and development in fiscal 2003 and do not anticipate any such expenditures in fiscal 2004. We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

Liquidity and Capital Resources

         At December 31, 2003, we had a working capital deficit of $1,161,803. We have historically sustained our operations and funded our capital requirements with working capital loans received from our shareholders. If we need to obtain additional capital, there can be no assurance given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT AUDITORS                                        FS 1

Consolidated Balance Sheet - December 31, 2003                        FS 2

Consolidated Statements of Operations for the period from
inception (February 27,2003) to December 31, 2003                     FS 3

Consolidated Statements of Stockholders' Equity for
 the period from inception (February 27, 2003) to
 December 31, 2003                                                    FS 4

Statement of Cash Flows for the period from inception
(February 27, 2003)to December 31, 2003                               FS 5

NOTES TO FINANCIAL STATEMENTS                                         FS 6 to 17

Board of Directors and Shareholders
 Rent Shield Corp.
 Toronto, Canada

We have audited the accompanying consolidated balance sheet of Rent Shield Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (February 27, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rent Shield Corp. and its Subsidiaries (A Development Stage Company) as of December 31, 2003 and the results of its operations and its cash flows for the period from inception (February 27, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                        SAMUEL KLEIN AND COMPANY

Newark, New Jersey
March 24, 2004

                                                                            FS 1

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                       2003
                                                                    ------------
ASSETS
------

Current Assets:
   Cash and cash equivalents                                        $    15,073
   Accounts receivable, net                                              58,492
                                                                    -----------
        Total Current Assets                                             73,565

Property and Equipment, net                                              12,782

Software and Development Costs                                          125,000

Deposits                                                                 57,933
                                                                    -----------
        Total Assets                                                $   269,280
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                            $   258,209
   Stockholders' loans payable                                          977,159
                                                                    -----------
        Total Current Liabilities                                     1,235,368
                                                                    -----------

Stockholders' Equity (Deficit):`
   Preferred Stock Series A Convertible,
      (75,000,000 shares authorized, no
      par value, 60,000,000 shares issued
      and outstanding)                                                   20,000
   Common stock, (100,000,000 shares
      authorized, no par value, 15,290,030
      shares issued and outstanding)                                  1,264,899
   Deficit accumulated during the
      development stage                                              (2,250,987)
                                                                    -----------
          Total Stockholders' Equity
             (Deficit)                                                 (966,088)
                                                                    -----------
          Total Liabilities and
             Stockholders' Equity (Deficit)                         $   269,280
                                                                    ===========
----------
The accompanying notes are an integral part of these financial statements.

                                                                            FS 2

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 2003) TO DECEMBER 31, 2003

Revenues                                                           $     58,492
                                                                   ------------
Costs and Expenses:
  Executive officers compensation                                       318,542
  General and administrative expenses                                   287,898
  Consulting expense                                                  1,520,227
  Travel and promotional expense                                        180,255
  Depreciation expense                                                    2,557
                                                                   ------------
     Total Costs and expenses                                         2,309,479
                                                                   ------------
Net Loss before Income Taxes                                         (2,250,987)

Provision for (Benefit of) Income Taxes:                                   --
                                                                   ------------
Net loss                                                           $ (2,250,987)
                                                                   ============
Earnings (Loss) Per Share:
  Basic earnings (loss) per share                                  $      (0.16)
                                                                   ============
  Diluted earnings (loss) per share                                $      (0.05)
                                                                   ============
Basic weighted average  common shares
    outstanding                                                      13,878,229
                                                                   ============
Diluted weighted average common shares
    outstanding                                                      43,878,229
                                                                   ============

----------
The accompanying notes are an integral part of these financial statements.

                                                                            FS 3

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

     FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 2003) TO DECEMBER 31, 2003

                                                                                                    Deficit
                                                Common Stock               Preferred Stock        Accumulated
                                         -------------------------    -------------------------   During the
                                           Number                        Number                   Development
                                         of Shares        Amount       of Shares      Amount          Stage         Total
                                         -----------   -----------    ----------    -----------   -----------    -----------
At Inception on February 27, 2003               --     $      --             --     $      --     $      --      $      --

Issuance of Preferred Stock                     --            --       60,000,000        20,000                       20,000

Reverse merger                            12,228,600       (10,101)          --            --            --          (10,101)

Issuance of Common Stock for
  Services                                 3,061,430     1,275,000           --            --            --        1,275,000

Net Loss for the Period from Inception
  (February 27, 2003) to
  December 31, 2003                             --            --             --            --      (2,250,987)    (2,250,987)
                                         -----------   -----------    -----------   -----------   -----------    -----------
Balances, December 31, 2003               15,290,030   $ 1,264,899     60,000,000   $    20,000   $(2,250,987)   $  (966,088)
                                         ===========   ===========    ===========   ===========   ===========    ===========

----------
The accompanying notes are an integral part of these financial statements.

                                                                            FS 4

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 2003) TO DECEMBER 31, 2003

Cash Flows from Operating Activities:
  Net loss                                                          $(2,250,987)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                        2,557
      Noncash compensation expense                                    1,275,000
      (Increase) in accounts receivable                                 (58,492)
      Increase in accounts payable and accrued expenses                 247,895
      (Increase) in deposits                                            (57,933)
                                                                    -----------
          Net cash used in operating activities                        (841,960)
                                                                    -----------

Cash Flows from Investing Activities
    Acquisitions of fixed assets                                        (15,339)
    Software and development costs                                     (125,000)
    Net cash acquired in reverse acquisition                                213
                                                                    -----------
          Net cash (used in) investing activities                      (140,126)

Cash Flows from Financing Activities:
  Proceeds from stockholders' loans                                     977,159
  Issuance of preferred stock                                            20,000
                                                                    -----------
          Net cash provided by financing activities                     997,159
                                                                    -----------

Net Increase in Cash and Cash Equivalents                                15,073

Cash and Cash Equivalents, beginning of period                             --
                                                                    -----------

Cash and Cash Equivalents, end of period                            $    15,073
                                                                    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $      --
                                                                    ===========
    Income taxes                                                    $      --
                                                                    ===========

Supplemental Disclosures of non cash financing activities:
      Common stock issued as compensation                           $ 1,275,000
                                                                    ===========

Supplemental Disclosures of non cash investing activities:
     Reverse acquisition:
        Fair value of assets acquired other than cash               $      --
        Liabilities assumed                                             (10,314)
        Common stock issued                                              10,101
                                                                    -----------

        Cash acquired                                               $      (213)
                                                                    ===========

----------
The accompanying notes are an integral part of these financial statements.

                                                                            FS 5

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

On April 24, 2003 Rent Shield Corp. ("Rent Shield"), formerly E-Hobby Network, Inc. ("E-Hobby"), and Rent Gard Corporation, ("Rent Gard") a privately held Florida Corporation, completed a planned Stock Exchange Agreement. Rent Gard Corporation is an operating subsidiary of Rent Shield Corp. and is organized to develop, market and distribute credit insurance and related products. Rent Gard Corporation provides underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the company including its flagship product Rent Shield (TM).

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

Principles of Consolidation
---------------------------

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned or majority-controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements reflect the consolidation of the E-Hobby Balance Sheet as of April 24, 2003, the date of the merger.

                                                                            FS 6

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

The Company expects to generate its revenues from risk-free pass-through brokerage fees, commissions and from investment income. These revenues will be earned through the marketing and distribution of credit insurance and related products.

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by Rent Shield. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company.

Fee revenues generated from the Brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues. Fee revenues generated from the Risk Management segment relate to third party claims administration, loss control and other risk management services, which are provided over a period of time. These fee revenues are recognized ratably as the services are rendered. The income effects of subsequent fee adjustments will be recorded when the adjustments become known.

Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by Rent Shield. This expense is recognized in the same manner as commission revenues.

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. Rent Shield will periodically review the adequacy of these allowances and make adjustments if necessary. The use of different estimates or assumptions could produce different results.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Software and Development Costs
------------------------------

The Company capitalizes purchased software that is ready for service and development costs for marketable software incurred from the time of technological feasibility until the software is ready for use. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

                                                                            FS 7

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software and Development Costs (Continued)
------------------------------

Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs are amortized using the straight-line method over a range of three to seven years, but not exceeding the expected life of the product.

The carrying value of software and development costs is regularly reviewed and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Use of Management's Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS
144) "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a writedown to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

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

Advertising and Promotional Costs
---------------------------------

Advertising expenditures of the Company's programs and services will be expensed in the period the advertising costs are incurred.

                                                                            FS 8

                                RENT SHIELD CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Start-Up Activities
-------------------

Start-Up Activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" are applied in accordance with SFAS 123 at the fair value of these options. In December 2002, SFAS 148 was issued. SFAS 148 amends SFAS 123 to require a more prominent and tabular disclosure of the pro-forma results required by SFAS 123. Both SFQS 123 and SFAS 148 had no impact on the financial statements presented.

Income Taxes
------------

The Company follows Statement of Financial Accounting Standards No. 109, (SFAS
109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                                                            FS 9

                                RENT SHIELD CORP
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). The statement requires an issuer to classify a financial instrument as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. These obligations include, but are not limited to, mandatorily redeemable stock, obligations to repurchase company shares and other obligations payable in company stock. The Company has completed its assessment of the effect of the pronouncement and has determined that it will not have an impact on its financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. This amendment, among other things, further clarifies several implementation issues related to SFAS 133, as amended. The adoption of SFAS 149 did not have an impact on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation provides guidance on the identification and consolidation of variable interest entities, whereby consolidation is achieved through means other than through control. FIN 46 did not have an impact on the Company's financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected a voluntary change in accounting to the fair value based method, and accordingly, the adoption of SFAS 148 did not have a significant impact on the Company's results of operations or financial position.

2. ACCOUNTS RECEIVABLE

Accounts receivable are stated at fair value and represent initial brokerage revenues earned. This receivable was collected during January, 2004.

3. SOFTWARE AND DEVELOPMENT COSTS

As discussed in Note 1, "Summary of Significant Accounting Policies, Software and Development Costs", the Company's policy is to capitalize costs of software obtained for internal use only when the preliminary project stage is completed, certain contract milestones have been achieved, or the software is ready for use. During 2003 the Company contracted for the development of proprietary software to be used for its internal use and for the internet related sales and service of their products.

                                                                           FS 10

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

3. SOFTWARE AND DEVELOPMENT COSTS (Continued)

During March of 2004 the Company finalized their agreement with the software developer and agreed to a payment of $25,000 before April 1, 2004 and $25,000 by July 1, 2004 and to issue the developer 600,000 shares of the Company's common stock before April 30, 2004 upon final contract acceptance by the Company and the transfer of the software's source code. The balance of the software costs will be recorded at that time.

4. RELATED PARTY TRANSACTIONS

The Company engaged in various transactions with related entities controlled by
(i) the Company's Chief Executive Officer, Shareholder and a Director or his spouse and (ii) the Company's General Counsel, Shareholder and a Director. These transactions substantially consisted of loans obtained from those parties, occupancy and expense sharing arrangements which amounted to $61,329 being charged to these individuals during 2003.

Loans obtained from these individuals less these charges resulted in a balance of $977,159 due at December 31, 2003. These loans bear no interest and are expected to be repaid during 2004 from net operating income.

5. PROVISION FOR INCOME TAXES

For the period from inception (February 27, 2003) to December 31, 2003, the Company had accumulated losses of $2,250,987. No tax expense or benefit has been reported in the financial statements due to the uncertainty of future operations as the Company was in the development stage at December 31, 2003.

6. COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On May 6, 2003 the Company entered into an employment agreement with Lennox Gibbs to act as Chief Operating Officer of the Company. This agreement was amended during October 2003 with Mr. Gibbs relinquishing the duties of the Company's Chief Operating Officer. The agreement granted to Mr. Gibbs 2,361,430 shares of the Company's common stock valued by the Company at $50,000 on the date of the grant. The Employment Agreement, as amended, provided for a base annual salary of $120,000 plus benefits and was to commence on November 1, 2003 and continue until terminated. However, the salary and employment provisions of the agreement were cancelled effective November 1, 2003 by mutual consent of the parties.

                                                                           FS 11

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Employment and Consulting Agreements (Continued)
------------------------------------

In April of 2003, the Company entered into agreements with three (3) consultants to provide services to the Company through December 31, 2008. The agreements defined their specific duties and provided compensation as well as provided for options and bonuses to be paid to the three consultants. On October 1, 2003 the Company voided the April 2003 agreements and entered into new agreements with these same three (3) consultants. The October 1, 2003 new agreements modify the compensation and rights to be provided to each of the three consultants: (i) Stephen Stonhill, who will serve as the Chairman of the Board of Directors of the Company along with providing executive management functions to the Company;
(ii) John Hamilton, who will serve as the Chief Executive Officer of the Company and be responsible for the functions of that position; and (iii) Sandro Sordi, who will hold the position of General Counsel for the Company as well as also provide other executive management duties. The amended agreements are all for a term commencing October 1, 2003 and terminating on October 31, 2008 and provide that each will be paid $250,000 annually per each year of the agreements.

On October 1, 2003 the Company, with the mutual consent of another consultant, agreed to terminate the consulting agreement entered into on July 1, 2003, which had agreed to compensate the consultant for consulting services, 2% of the gross premiums retained by the Company and further provided that a bonus of 8,000,000 shares of the Company's common stock would be issued to the consultant upon the Company's having attained three billion ($3,000,000,000) in insurance underwriting capacity through the assistance of the consultant.

The Company has entered into an agreement with a consultant, for a term commencing January 1, 2004 to October 31, 2008, to provide a variety of technical, managerial and communication supports. The agreement will compensate the consultant $250,000 annually for each year of the agreement.

The Company has also entered into employment agreements with its Chief Financial Officer ("CFO"), Chief Operating Officer ("COO") and Senior Vice President of Finance ("VP"). The agreements with the CFO and COO commence on January 1, 2004 and the agreement with the VP began December 1, 2003. All of the agreements shall continue until terminated and provide for salaries of $92,000, $70,000 and $80,000 per annum, respectively, along with bonus and benefits. The agreements also provide that each of these employees will be granted 50,000 shares of the Company's common stock on April 1, 2004 and 50,000 shares each on April 1, 2005 and April 1, 2006 provided these employees are still employed by the Company on those dates.

Exclusive Business Agreements
-----------------------------

RSASC Agreement
---------------

The Company's wholly-owned subsidiary, Rent Gard Corporation, on July 31, 2003 entered into an exclusive rights and services agreement with Rent Shield America Service Corporation ("RSASC") which provided that Rent Gard would receive $1,200,000 and approximately $365,000 over a period of time beginning in September 2003 and for Rent Gard granting licenses to provide services, the "Rent Gard

                                                                           FS 12

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Exclusive Business Agreements (Continued)
-----------------------------

RSASC Agreement (Continued)
---------------

Contracts", in various U.S. states and provinces in Canada, respectively. This agreement was later extended and then was terminated on March 1, 2004 with the Company acquiring 100% of the outstanding shares of RSASC and the rights granted under the agreement and issuing to the shareholder of RSASC 1,000,000 shares of the Company's common stock.

VGV Agreement
-------------

The Company has entered into an excusive business agreement with Value Guaranteed Vacations Inc. ("VGV"), a company formed under the laws of the Province of Ontario, and wholly-owned by the Company's Chief Executive Officer, Director and Shareholder. VGV intends to offer an insurance product (the "Value Guaranteed Vacations Insurance Product") to the owners of time share interests for protection against devaluation and depreciation of their time share interests. As such, the Company has entered into an exclusive agreement with VGV to provide any and all insurance in support of VGV's insurance products at the industry's standard compensation rate.

The agreement is for a term of 10 years unless terminated by the parties in accordance with the early termination provisions of the agreement which include a provision that should VGV elect early termination prior to the third anniversary of the agreement, VGV shall pay the Company $4,000,000 to do so and subsequent to that date an amount equal to 50% of the present value discounted at 6% of the projected policies to be placed from the election date until the 10th anniversary date as computed by independent accountants selected by the Company.

In addition, the Company shall have the right during the first three (3) years of the agreement to acquire 100% of the outstanding capital stock of VGV at its estimated fair market value as determined by an evaluator jointly appointed by the Company and VGV.

Shield Financial Services
-------------------------

On March 1, 2004, the Company executed two agreements with Shield Financial Services (Canada) Inc. ("Shield"), a company incorporated under the laws of the Country of Canada and 51% owned by a licensed insurance broker. One agreement provides that Shield will act as the Company's exclusive broker to place all insurance required by the Company, its subsidiaries, or for any entity that the Company has an agreement to provide insurance for. The other agreement sets forth that the Company will acquire 49% of the outstanding shares of Shield for $1 and provides for a profit sharing arrangement between the parties whereby the Company will receive 99% of the net revenues of Shield.

                                                                           FS 13

                                RENT SHIELD CORP
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Leases
------

The Company leases approximately 9,642 square feet of office space in Toronto, Ontario. The lease commenced on December 1, 2003 for a term of five years and provides an option for an additional five years. The lease provides for the first six months rent free and thereafter calls for an initial gross rent of $14,139 per month and includes estimates for real estate taxes, operating and utility costs. A schedule of future minimum payments under this lease is as follows:

For the year ending December 31,

                    Year                 Amount
                    ----                --------
                    2004                $113,108
                    2005                 179,593
                    2006                 194,489
                    2007                 204,419
                    2008                 206,902
                                        --------
                                        $898,511
                                        ========

                                                                           FS 14

                                RENT SHIELD CORP
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

7. STOCKHOLDERS' EQUITY (DEFICIT)

SERIES A CONVERTIBLE PREFERRED STOCK

On March 10, 2003 the Company amended its Articles of Incorporation and created a class of Preferred Stock, the series A convertible Preferred Stock, consisting of 75,000,000 shares, no par value.

The series A Convertible Preferred Stock shall be convertible into the Company's common stock at a rate of one share of common for every two shares of Series A Convertible Stock outstanding.

In the event a dividend is declared with respect to the Company's Common Stock prior to conversion of the Series A Convertible Preferred Stock, upon such conversion, such dividend shall be paid with respect to the Shares of Common Stock into which the Series A Convertible Preferred Stock were converted. Each share of Series A Convertible Preferred Stock shall rank on a parity with each other share of Convertible Preferred Stock, which may be created, with respect to dividends.

On April 24, 2003, Rent Gard Corporation and Rent Shield Corp. (formerly E-Hobby Network, Inc.), a publicly traded Florida corporation, completed a planned stock exchange agreement. Under the terms of the agreement Rent Shield issued to the holders of Rent Gard's common stock 60,000,000 shares of its Series A Preferred Stock in exchange for the outstanding shares of Rent Gard's common stock. Each share of preferred stock is entitled to one vote per share and as such the shareholders of Rent Gard Corporation control approximately 83% of the voting shares.

COMMON STOCK

As a result of the April 24, 2003 Stock Exchange Agreement the Company had 12,228,600 shares of its common stock outstanding.

On May 6, 2003 the Company granted to Mr. Lennox Gibbs, an original founder of the Company, 2,361,430 shares of the Company's common stock valued by the Company at $50,000 on the date of the grant.

On August 26, 2003 the Company entered into an agreement with Del Mar Consulting Group Inc., a California Corporation ("Del Mar") for their providing investor communications and public relations services for a term from August 26, 2003 to August 30, 2004. The Company, as a commencement bonus, issued to Del Mar 500,000 shares of its common stock and also issued 200,000 shares of its common stock for their continuous service. The Company valued the 700,000 shares at $1,225,000, their estimated fair market value when issued. During the third and fourth quarter, the Company reflected the $1,225,000 for this agreement as expense. The Company has agreed to register these shares in a registration statement to be filed no later than June 30, 2004. The shares will be subject to a lock-up provision until August 30, 2004 or earlier in the event of an earlier termination of the agreement. The agreement also provides terms of compensation if Del Mar assists in providing certain new capital investment opportunities, merger or acquisition or strategic or business partnering opportunities to the Company.

                                                                           FS 15

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

8. SUBSEQUENT EVENTS

RSASC Acquisition
-----------------

As discussed in Note 6, on March 1, 2004 the Company entered into an agreement to acquire 100% of the outstanding shares of RSASC, a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of its common stock and waiving all and any amounts due to it from RSASC.

LePage Products, Inc, Joint Venture
-----------------------------------

On February 19, 2004 the Company entered into a joint venture agreement with LePage Products Inc. ("LePage"), a company whose Chief Operating Officer, Clarence Chandran, who will become a Director of the Company effective May 1, 2004. Pursuant to the Joint Venture Agreement, LePage will co-market the Company's financial products under LePage's Minority Business Status in the USA. Under the terms of the five year agreement, LePage will generate a minimum of $10 million net revenue annually to the Company and LePage or its designees will receive initially 5 million shares of the Company's common stock and, upon certain conditions being met, 800,000 shares per annum over the five years of the agreement or an additional 4 million shares in aggregate.

CIL Acquisition
---------------

On November 18, 2003 the Company entered into a Share Purchase Agreement to purchase all of the issued and outstanding shares of Canadian Intermediaries Limited ("CIL") of Toronto, Canada. Under the terms of the agreement, Rent Shield will acquire the shares of CIL for $5 million in a combination of stock and cash.

Canadian Intermediaries Limited has been owned since 1995 by Stephen Stonhill, its major shareholder, who also currently serves as Chairman and a Director of Rent Shield. The Company specializes in "hard-to-place" Liability Insurance and Credit Insurance in the North American Market and is an established and respected Coverholder representing Underwriters at Lloyd's of London. The Acquisition Agreement closing date originally scheduled to be December 15, 2003 has been extended to June 30, 2004.

Dashwood Acquisition
--------------------

On March 1, 2004 the Company entered into a definitive agreement with the Board of Directors of Dashwood, Brewer & Phipps Ltd ("Dashwood"), Lloyd's Insurance Brokers to purchase 49% of its issued share capital.

The acquisition of an interest in Dashwood will effectively provide Rent Shield a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. The transaction is subject to Dashwood's shareholder approval and the regulatory approval under Section 21 of the Financial Services and Market Act 2000 of the United Kingdom. The Company expects such approvals to occur before June 30, 2004.

                                                                           FS 16

                                RENT SHIELD CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

SUBSEQUENT EVENTS (Continued)

Dashwood Acquisition (Continued)
--------------------

Under the terms of the agreement Rent Shield has agreed to place insurance in the London and Lloyd's markets through Dashwood. As consideration for the purchase, Rent Shield will pay Dashwood $2,685,000 which will be funded by brokerage commissions earned by Dashwood from insurance placed by Rent Shield through Dashwood. Through this equity position, Rent Shield will effectively recover 49% of the brokerage expenses on business it expects to place through Dashwood

                                                                           FS 17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-KSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Item 401 of Regulation S-B - see Part I, Item 1 of this report

         Item 405 of Regulation S-B - not applicable


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name and Principal Position                 Year                   Salary
---------------------------                 ----                   ------
Stephen Stonhill
Executive Chairman                          2004                  $250,000

John Hamilton
Chief Executive Officer                     2004                  $250,000

Sandro Sordi
General Counsel/Secretary                   2004                  $250,000

David Sanderson
Chief Financial Officer                     2004                  $ 89,000

Kenneth Min
Chief Operating Officer                     2004                  $ 66,000

Annual Compensation

         - no bonuses have been paid
         - there is no other annual compensation

Long Term Compensation

         - there have been no Restricted Stock Awards
         - there have been no Securities Underlying Options/SARs
         - there have been no LTIP Payouts

All Other Compensation

         Not applicable

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership as of March 29, 2004 for any person who is known to Rent Shield Corp. to be the beneficial owner of more than 5% of Rent Shield Corp.' common and preferred stock.

--------------------------------------------------------------------------------------------------------------
                                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------------------------------------------------------------------------------------------------------
                                                                                                 % OWNERSHIP
                           NAME AND ADDRESS                      AMOUNT AND NATURE OF            ON A FULLY
TITLE  OF CLASS            OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP            CONVERTED &
                                                                                                 DILUTED BASIS
--------------------------------------------------------------------------------------------------------------
Common                     Lennox Gibbs                                 2,361,430                    5.20%
                           6712 Yellowstone Blvd. Ste. G1
                           Forest Hills, New York
                           USA 11375

Preferred                  Judith Hamilton                             21,000,000                   23.18%
                           17 Charnwood Road
                           Toronto, ON. Canada. M3B 2P7

Preferred                  Anna Sordi                                  15,000,000                   16.56%
                           24 Duval Drive
                           Toronto, ON. Canada. M6L 2K1
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                           SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------------------------------------------------------------------------------------
                                                                                                 % OWNERSHIP
                           NAME AND ADDRESS                      AMOUNT AND NATURE OF             ON A FULLY
TITLE OF CLASS             OF BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP            CONVERTED &
                                                                                                 DILUTED BASIS
--------------------------------------------------------------------------------------------------------------
Preferred                  Hugh Forrest                                 4,800,000                    5.30%
                           3103 Orleans Road
                           Mississauga, ON. L5L 5L6

Preferred                  Charles Napper                               4,800,000                    5.30%
                           Hensley Down Farm
                           Battle TN33 9BN, United Kingdom

Preferred                  Stephen Stonhill (1)                         7,200,000                    7.95%
                           18854 Heart Lake Road
                           Caledon Village ON L0N 1C0

----------
(1) Mr. Stonhill is a beneficial owner through his position as majority shareholder and controlling person of Canadian Intermediaries Limited, a corporation incorporated under the laws of the Province of Ontario, Canada.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) See index to Consolidated Financial Statements attached, which are filed as part of this Report.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (C) Exhibits

EXHIBIT NO.

1.       Articles of Incorporation,
         as amended                                 Provided herewith

1A       E-Hobby Network, Inc. changes name to      Incorporated by reference to
         Rent Shield Corp.                          exhibit to Form 8-K filed
                                                    April 10, 2003

1B.      Rent Shield Corp. completes a reorg-       Incorporated by reference to
         ization in which it acquired Rent Gard     exhibit to Form 8-K/A filed
         Corporation                                April 24, 2003

2.       Articles of Incorporation, Rent Shield
         Canada Limited (formerly Rent Gard Corp.)  Provided herewith

3.       By-laws of Rent Shield Canada Limited
         (formerly Rent Gard Corp.)                 Provided herewith

4.       Resolutions of the Board of Directors
         and Shareholders of Rent Shield Canada
         Limited (formerly Rent Gard Corp.)         Provided herewith

5.       Articles of Amendment of Rent Shield
         Canada Limited (formerly Rent Gard Corp.)  Provided herewith

6.       Agreement for the Exchange of Common
         Stock                                      Provided herewith

7.       Lease for 200 Yorkland Blvd., Toronto      Provided herewith

8.       Employment Agreement and Amendment
         for Stephen Stonhill                       Provided herewith

9.       Employment Agreement and Amendment
         for John Hamilton                          Provided herewith

10.      Employment Agreement and Amendment
         for Sandro Sordi                           Provided herewith

11.      Employment Agreement and Amendment
         for David Sanderson                        Provided herewith

12.      Employment Agreement and Amendment
         for Edward Kruk                            Provided herewith

13.      Employment Agreement and Amendment
         for Kenneth Min                            Provided herewith

14.      Consulting Agreement with 1541682
         Ontario Inc.                               Provided herewith

15.      Consulting Agreement and Amendment
         with Del Mar Consulting Group, Inc.        Provided herewith

16.      Collections Services Agreement with
         Rent Shield America Service Corporation    Provided herewith

17.      Memorandum of Understanding for Exclusive
         Licensing Rights with Roy Soloman (#1)     Provided herewith

18.      Memorandum of Understanding for Exclusive
         Licensing Rights with Roy Soloman (#2)     Provided herewith

19.      Purchase Agreement for shares of Rent
         Shield America Services Corporation        Provided herewith

20.      Exclusive Brokerage Agreement with
         Shield Financial Services (Canada) Inc.    Provided herewith

21.      Share Purchase and Revenue Sharing
         Agreement with Warren Handsor and
         Hugh Forrest re: shares of Shield
         Financial Services (Canada) Inc.           Provided herewith

22.      Insurance Services Agreement between
         Shield Financial Services (Canada) Inc.
         and Value Guaranteed Vacations Inc.        Provided herewith

23.      Purchase Agreement and Amendment for
         outstanding shares of Canadian
         Intermediaries Limited                     Provided herewith

24.      Letters of Intent in respect of Share-
         holding and Brokerage with Dashwood,
         Brewer & Phipps Ltd.                       Provided herewith

25.      Agreement amongst Clarence Chandran,
         Navin Chandaria, LEPAGE Products Inc.
         and Rent Shield Corp.                      Provided herewith

31.1     Officers's Certification
         Pursuant to Section 302                    Provided herewith

31.2     Officers's Certificatation
         Pursuant to Section 302                    Provided herewith

32.1     Certification Pursuant to
         Section 906 of the Sarbanes-Oxley Act
         of 2002                                    Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (1) Audit Fees billed for 2003 (year of inception) for professional services rendered by the principal accountant for the audit of the registrant's annual financial statement and review of financial statements included in the registrant's Form 10-QSB - $28,357.50

         (2) Audit-Related fees for 2003 (year of inception) not reported under
             Item 9(e)(1) of Schedule 14A - none

         (3) Tax Fees for 2003 (year of inception) - none

         (4) All Other Fees for 2003 (year of inception) - none

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RENT SHIELD CORP.

                                         By /s/ John Hamilton
                                            ------------------------------------
                                            John Hamilton
                                            Chief Executive Officer and Director

                                         Date April 6, 2004
                                              -------------

                                         By /s/ David Sanderson
                                            ------------------------------------
                                            David Sanderson
                                            Chief Financial Officer
                                            Principal Accounting Officer

                                         Date April 6, 2004
                                              -------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                  /s/ Stephen Stonhill                          April 6, 2004
                  --------------------------
                  Stephen Stonhill
                  Director

                  /s/ Charles Napper                            April 6, 2004
                  --------------------------
                  Charles Napper
                  Director

                  /s/ Sandro Sordi                             April 6, 2004
                  --------------------------
                  Sandro Sordi
                  Director