Form 10QSB
period 2004-03-31
RS GROUP OF COMPANIES INC
filed 2004-05-21
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________ to _____________

                         Commission file number: 0-50046

                           RS GROUP OF COMPANIES, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              FLORIDA                                          65-1082128
-------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
          incorporation)                                    Identification No.)

         200 Yorkland Blvd., Suite 200, Toronto, Ontario, Canada M2J 5C1
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 391-4223
                            -------------------------
                            Issuer's telephone number

                                RENT SHIELD CORP.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securiteis under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,290,030 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART I: FINANCIAL INFORMATION

Item 1  Financial Statements

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    March 31,       December 31,
                                                                      2004              2003
                                                                   -----------      -----------
                                                                   (Unaudited)       (Audited)
ASSETS
------

Current Assets:
   Cash and cash equivalents                                       $    22,435      $    15,073
   Accounts receivable, net                                                 --           58,492
   Prepaid expenses                                                     14,647               --
   Taxes receivable                                                     12,527               --
   Other current assets                                                  3,822               --
                                                                   -----------      -----------
        Total Current Assets                                            53,431           73,565
                                                                   -----------      -----------

Property and equipment, net                                             71,471           12,782
                                                                   -----------      -----------

Software and development costs                                         150,594          125,000
                                                                   -----------      -----------

Other Assets:
    Deposits                                                            57,933           57,933
    Due from related party                                              85,104               --
                                                                   -----------      -----------
        Total Other Assets                                             143,037           57,933
                                                                   -----------      -----------

        Total Assets                                               $   418,533      $   269,280
                                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                           $   503,519      $   258,209
   Stockholders' loans payable                                       1,631,941          977,159
                                                                   -----------      -----------
        Total Current Liabilities                                    2,135,460        1,235,368
                                                                   -----------      -----------

Stockholders' Equity (Deficit):
  Preferred Stock Series A Convertible, (75,000,000
    shares authorized, no par value 60,000,000
    shares issued and outstanding)                                      20,000           20,000
  Common stock, (100,000,000 shares authorized,
    no par value, 15,290,030 shares issued and
    outstanding)                                                     1,264,899        1,264,899
  Deficit accumulated during the development stage                  (3,001,826)      (2,250,987)
                                                                   -----------      -----------
          Total Stockholders' Equity (Deficit)                      (1,716,927)        (966,088)
                                                                   -----------      -----------

          Total Liabilities and Stockholders' Equity (Deficit)     $   418,533      $   269,280
                                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Period from             Period from
                                                    For the               Inception               Inception
                                                  Three Months       (February 27, 2003)     (February 27, 2003)
                                                     Ended                    to                     to
                                                    March 31,              March 31,              March 31,
                                                      2004                   2003                   2004
                                                  ------------           ------------           ------------
Revenues                                          $         --           $         --           $     58,492
                                                  ------------           ------------           ------------

Costs and Expenses:
  Executive officers compensation                      239,500                     --                558,042
  General and administrative expenses                  247,598                 20,000                535,496
  Consulting expenses                                  117,835                     --              1,638,062
  Travel and promotion expenses                        142,009                     --                322,264
  Depreciation expense                                   3,897                     --                  6,454
                                                  ------------           ------------           ------------
     Total Costs and expenses                          750,839                 20,000              3,060,318
                                                  ------------           ------------           ------------

Net Loss before Income Taxes                          (750,839)               (20,000)            (3,001,826)

Provision for (Benefit of) Income Taxes:                    --                     --                     --
                                                  ------------           ------------           ------------

Net (Loss)                                        $   (750,839)          $    (20,000)          $ (3,001,826)
                                                  ============           ============           ============


Earnings (Loss) Per Share:
  Basic earnings (loss) per share                 $      (0.05)          $      (0.00)          $      (0.28)
                                                  ============           ============           ============
  Diluted earnings (loss) per share               $      (0.02)          $      (0.00)          $      (0.07)
                                                  ============           ============           ============

Basic weighted average  common shares
    outstanding                                     15,290,030             20,000,000             10,675,561
                                                  ============           ============           ============
Diluted weighted average common shares
    outstanding                                     45,290,030             20,000,000             40,675,561
                                                  ============           ============           ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Period from          Period from
                                                             For the            Inception            Inception
                                                           Three Months    (February 27, 2003)   (February 27, 2003)
                                                              Ended                 to                   to
                                                             March 31,           March 31,            March 31,
                                                               2004                2003                 2004
                                                             ---------           --------           -----------
Cash Flows from Operating Activities:
  Net loss                                                   $(750,839)          $(20,000)          $(3,001,826)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                               3,897                 --                 6,454
      Noncash compensation expense                                  --                 --             1,275,000
      (Increase) decrease in accounts receivable                58,492                 --
      (Increase) in prepaid expenses                           (14,647)                --               (14,647)
      (Increase) in taxes receivable                           (12,527)                --               (12,527)
      (Increase) in other current assets                        (3,822)                --                (3,822)
      (Increase) in due from related party                     (85,104)                --               (85,104)
      (Increase) in deposits                                        --                 --               (57,933)
      Increase in accounts payable and accrued
        expenses                                               245,310                 --               493,205
                                                             ---------           --------           -----------
          Net cash used in operating activities               (559,240)           (20,000)           (1,401,200)
                                                             ---------           --------           -----------

Cash Flows from Investing Activities
    Acquisitions of fixed assets                               (62,586)                --               (77,925)
    Software and development costs                             (25,594)                --              (150,594)
    Net cash acquired in reverse acquisition                        --                 --                   213
                                                             ---------           --------           -----------
          Net cash (used in) investing activities              (88,180)                --              (228,306)

Cash Flows from Financing Activities:
  Proceeds from stockholders' loans                            654,782                 --             1,631,941
  Issuance of preferred stock                                       --             20,000                20,000
                                                             ---------           --------           -----------
          Net cash provided by financing activities            654,782             20,000             1,651,941
                                                             ---------           --------           -----------

Net Increase in Cash and Cash Equivalents                        7,362                 --                22,435

Cash and Cash Equivalents, beginning of period                  15,073                 --                    --
                                                             ---------           --------           -----------

Cash and Cash Equivalents, end of period                     $  22,435           $     --           $    22,435
                                                             =========           ========           ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                 $      --           $     --           $        --
                                                             =========           ========           ===========
    Income taxes                                             $      --           $     --           $        --
                                                             =========           ========           ===========

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                              Period from          Period from
                                                             For the            Inception            Inception
                                                           Three Months    (February 27, 2003)   (February 27, 2003)
                                                              Ended                 to                   to
                                                             March 31,           March 31,            March 31,
                                                               2004                2003                 2004
                                                             ---------           --------           -----------
Supplemental Disclosures of noncash financing
  activities:
    Common stock issued as compensation                      $      --           $     --           $ 1,275,000
                                                             =========           ========           ===========

Supplemental Disclosures of noncash investing
  activities:
    Reverse acquisition:
      Fair value of assets acquired other than
        cash                                                 $      --           $     --           $        --
        Liabilities assumed                                         --                 --               (10,314)
        Common stock issued                                         --                 --                10,101
                                                             ---------           --------           -----------
        Cash acquired                                        $      --           $     --           $      (213)
                                                             =========           ========           ===========

The accompanying notes are an integral part of these financial statements.

                          RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2004



1. DESCRIPTION OF BUSINESS

On April 24, 2003 RS Group of Companies, Inc. (formerly Rent Shield Corp. and previous to that E. Hobby Network Inc.) (the "Company") and Rent Gard Corporation ("Rent Gard"), a privately held Florida Corporation, completed a planned Stock Exchange Agreement. Rent Gard Corporation is an operating subsidiary of the Company and is organized to develop, market and distribute credit insurance and related products. Rent Gard provides underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the Company.

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

As the stockholders of Rent Gard own approximately 83% of the Company's outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the Company. This accounting treatment is in accordance with the Securities and Exchange Commission staff's view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature, necessary to present fairly the results of operations, financial position and cash flows have been made.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation and Basis of Presentation (Continued)
-----------------------------------------------------------------

It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The statements of operations for the three months ended March 31, 2004 and for the period from inception (February 27, 2003) to March 31, 2003 are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards
------------------------------------

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51", which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

3. RELATED PARTY TRANSACTIONS

The Company engaged in various transactions with related entities controlled by
(i) the Company's Chief Executive Officer, Shareholder and Director or his spouse and (ii) the Company's General Counsel, Shareholder and Director. These transactions substantially consisted of loans obtained from those parties, occupancy and expense sharing arrangements which amounted to $205,425 and $61,329 being charged to these individuals as of March 31, 2004 and December 31, 2003 respectively.

Loans obtained from these individuals less these charges resulted in a balance of $1,631,941 and $977,159 due at March 31, 2004 and December 31, 2003
respectively. These loans bear no interest and are expected to be repaid during 2004 from net operating income.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2004

4. COMMITMENTS AND CONTINGENCIES

Acquisitions and Joint Ventures
-------------------------------

RSASC Acquisition
-----------------

On March 1, 2004 the Company entered into an agreement to acquire 100% of the outstanding shares of common stock of Rent Shield America Services Corporation ("RSASC"), a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of its common stock and the waiver of all and any amounts due to it from RSASC.

LePage Products, Inc, Joint Venture
-----------------------------------

On February 19, 2004 the Company entered into a joint venture agreement with LePage Products Inc. ("LePage"), a company whose Chief Operating Officer, Clarence Chandran, who will become a Director of the Company effective September 1, 2004. Pursuant to the joint venture agreement, LePage will co-market the Company's financial products under LePage's Minority Business Status in the USA. Under the terms of the five year agreement, if LePage generates a minimum of $10 million net revenue annually to the Company, LePage or its designees will receive initially 5 million shares of the Company's common stock and 800,000 shares per annum over the five years of the agreement or an additional 4 million shares in aggregate.

Canadian Intermediaries Limited Acquisition
-------------------------------------------

On November 18, 2003 the Company entered into a Share Purchase Agreement to purchase all of the issued and outstanding shares of Canadian Intermediaries Limited ("CIL") of Toronto, Canada. Under its terms, the Company would acquire the shares of CIL for $5 million in a combination of stock and cash.

CIL has been owned since 1995 by Stephen Stonhill, its major shareholder, who also currently serves as Chairman and Director of the Company. CIL specializes in "hard-to-place" Liability Insurance and Credit Insurance in the North American Market and is an established and respected cover holder representing underwriters at Lloyd's of London. The acquisition agreement closing date originally scheduled for December 15, 2003 was extended to June 30, 2004. The transaction closed on April 30, 2004 (see "Subsequent Events" - Note 5).

Dashwood Acquisition
--------------------

On March 1, 2004 the Company entered into a definitive agreement with the Board of Directors of Dashwood, Brewer & Phipps Ltd ("Dashwood"), Lloyd's Insurance Brokers, to purchase 49% of Dashwood's issued share capital.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2004

4. COMMITMENTS AND CONTINGENCIES (Continued)

Acquisitions and Joint Ventures (Continued)
-------------------------------------------

Dashwood Acquisition (Continued)
--------------------------------

The acquisition of an interest in Dashwood will effectively provide the Company a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. The transaction is subject to Dashwood's shareholder approval and regulatory approval under Section 21 of the Financial Services and Market Act 2000 of the United Kingdom. The Company expects such approvals to occur before June 30, 2004.

Under the terms of the agreement, the Company has agreed to place insurance in the London and Lloyd's markets through Dashwood. As consideration for the purchase, the Company will pay Dashwood $2,685,000 which will be funded by brokerage commissions earned by Dashwood from insurance placed by the Company through Dashwood. Through this equity position, the Company will effectively recover 49% of the brokerage expenses on business it expects to place through Dashwood.


5. SUBSEQUENT EVENTS

On April 15, 2004, the Company changed its name to RS Group of Companies, Inc., to more accurately describe the diversity of its business plans.

On April 28, 2004, the Company closed a private placement of 10,275,000 shares of Series B Convertible Preferred Stock ("the Series B Shares"), no par value, at $0.80 per share. This offering also entitled the purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,137,500 warrants are exercisable at a price of per share of $1.50 and the remaining 5,137,500 warrants at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

On April 30, 2004, the Company and Canadian Intermediaries Limited ("CIL") finalized the acquisition agreement, previously discussed in Note 4, resulting in the Company acquiring all of the issued and outstanding shares of CIL.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and
Results of Operation

General

Our business continues to evolve and we are building a presence in several segments. The RentShieldTM program is our core product, seeking to introduce into North America's $300 Billion US rental market a product that securitizes the residential rental income market, guaranteeing landlords the payment of their rent on an uninterrupted basis as well as other needed services. Securitization has occurred in most areas of fixed income business: mortgages, credit cards, automobile leases, automobile loans, commercial real estate, residential real estate, etc. and yet has not occurred with rental income using a retail model.

In October 2003, the Company secured a Binding Agreement from Tysers International Insurance and Reinsurance Brokers for $1.6 billion in underwriting capacity to support the Rent Shield(TM) residential guarantee program. Tyser & Co., founded in 1820, is the oldest independent continuous trading firm of Lloyd's brokers. The Company's RGX Tenant Exchange web site is in beta testing. The Company is also actively soliciting applications from potential salespeople in selected markets.

The Company's business model rests on three prerequisites (a) the acquisition of insurance capacity sufficient to capture a meaningful percentage of the total North American rental market, (b) the design and build of an enterprise computer system to handle the requisite number of transactions and (c) the design of appropriate marketing and sales strategies to drive target customers to its computer system. Management is satisfied with its progress to date on all three counts. Our company is positioned to own and manage a group of vertically integrated insurance and finance businesses that support credit insurance products, including our core RentShieldTM product. We will be providing strategic advice and expertise to our affiliated companies and ventures. As a result of our strategic placement in the market place, we have organized ourselves as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

Our Credit Default Insurance (financial guarantee) business assures a lender that a loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, the issuer will either repay the default or repay the entire loan facility, depending on the transaction.

Residual Value Insurance is a credit product offered by "A" rated insurance and reinsurance companies to insure the value of equipment and property to lenders who require certainty of value to provide term loans to borrowers. Residual Value Insurance guarantees to the insured that the resale value of the equipment or property will not fall below a certain benchmark.

Our company's Mortgage Default Insurance product is purchased by mortgage companies to facilitate the offering of higher than average risk mortgages. The coverage trigger is the default in payment by the mortgagor and its guarantees up to the full value of the mortgage.

Another segment of our business is timeshare fair market value insurance, a product that guarantees a timeshare purchaser will receive their full investment in the timeshare should they wish to sell it after ten years. Our company explored a strategic business relationship with Value Guaranteed Vacations, Inc. ("VGV"), a privately held affiliate of the company and the provider of an insurance product that offers timeshare property owners protection against devaluation and depreciation of their ownership interests.

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

On February 19, 2004 we entered into a joint venture agreement with LePage Products Inc ("LePage"), a company whose Chief Operating Officer, Clarence Chandran, will become a Director of the Company effective September 1, 2004. Pursuant to the joint venture agreement, LePage will co-market the Company's financial products under LePage's Minority Business Status in the USA. Under the terms of the five year agreement, if LePage generates a minimum of $10 million net revenue annually to the Company and LePage or its designees will receive initially 5 million shares of the Company's common stock and, upon certain conditions being met, 800,000 shares per annum over the five years of the agreement or an additional 4 million shares, in the aggregate.

On March 1, 2004 we entered into an agreement to acquire 100% of the outstanding shares of RSASC, a company that it had contracted with to exclusively provide certain services in the United States and Canada. We acquired these shares for the issuance of 1,000,000 shares of common stock and for the waiver all and any amounts due to us from RSASC.

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

                              Results of Operations

     Three Months Ended March 31, 2004 Compared to Year Ended March 31, 2003

Revenues: There were no revenues for the three months ended March 31, 2004 and 2003, respectively. The company is in the development stage.

Costs and Expenses: The company's costs and expenses for the three months ended March 31, 2004 were $750,839. compared to $20,000 for the first quarter of 2003. These were attributable to executive officers compensation of $239,500, general and administrative expenses of $247,598, consulting expenses of $117,835, travel and promotional expenses of $142,009 and $3,897 of depreciation expense. The costs and expenses for the quarter ended March 31, 2003 were $20,000 for general and administrative expenses. The increase in costs and expenses reflects the status of the company as a very early stage developing company in 2003, and also resulted from the payment of consulting fees in connection with the development and integration of new business lines and acquisitions.

Profit/Loss: The company had a net loss for the quarter ending March 31, 2004 of $750,839 as compared to $20,000 for the three months ended March 31, 2003. The net loss for the first quarter of 2004 was equivalent to a diluted loss per share of $.02. We continue to generate losses because of extraordinary expenses incurred in our effort to consolidate operations and position ourselves for expansion of services and products and new acquisitions. We expect this loss to decline in fiscal 2004 as we anticipate our revenues to rise.

Current Assets and Cash. For the three months ended March 31, 2004, the Company had cash and cash equivalents of $22,435 in contrast to $2,503 for the first quarter of 2003. With a Loan Receivable of $210, the Total Current Assets of the company for the three months ended March 31, 2003 was $2,713, which amount was $53,431 for the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2004, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The company is seeking to achieve substantial level of capital infusions through the issuance of equity securities. If we need to obtain additional capital, there can be no assurance given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. Our intention is to derive our primary sources of funds from sales of our services and products, supplemented by debt facilities and the issuance of new equity securities. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months.

Management expects that our joint venture with LePage will generate a minimum of $10 million net revenue annually to the Company. We also expect revenues to increase as a result of our March 1, 2004 agreement to acquire 100% of the outstanding shares of RSASC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

We anticipate raising substantial capital in fiscal 2004. We do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. We do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities

(a) There have been no material modifications in any of the instruments defining the rights of the holders of any class of the Company's registered securities.

(b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32   CEO and CFO Certification required under Section 906 of Sarbanes-Oxley
     Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.


Date: May 21, 2004                       /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer


Date: May 21, 2004                       /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer