Form 10QSB
period 2004-06-30
RS GROUP OF COMPANIES INC
filed 2004-08-24
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

                         Commission file number: 0-50046

                           RS GROUP OF COMPANIES, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              FLORIDA                                          65-1082128
-----------------------------                             -------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,057,030 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART I: FINANCIAL INFORMATION

Item 1  Financial Statements

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,         December 31,
                                                                              2004              2003
                                                                          ------------      ------------
                                                                           (Unaudited)        (Audited)
ASSETS
------

Current Assets:
   Cash and cash equivalents                                              $  1,374,460      $     15,073
   Accounts receivable, net                                                  1,790,019            58,492
   Prepaid expenses                                                             70,345              --
   Other current assets                                                         72,723              --
                                                                          ------------      ------------
        Total Current Assets                                                 3,307,547            73,565
                                                                          ------------      ------------

Property and Equipment, net                                                    131,688            12,782
                                                                          ------------      ------------

Intangible Assets:
    License and Rights Agreements, net                                       6,672,270              --

Software and development costs                                                 625,000           125,000
                                                                          ------------      ------------

Other Assets:
    Deposits                                                                      --              57,933
    Receivables from affiliated entities                                     1,118,011              --
                                                                          ------------      ------------
        Total Other Assets                                                   1,118,011            57,933
                                                                          ------------      ------------

        Total Assets                                                      $ 11,854,516      $    269,280
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                  $  2,038,464      $    258,209
   Income taxes payable                                                         10,087              --
   Stockholders' loans payable                                                   2,897           977,159
                                                                          ------------      ------------
        Total Current Liabilities                                            2,051,448         1,235,368
                                                                          ------------      ------------

Stockholders' Equity (Deficit):
  Preferred Stock Series A Convertible, (75,000,000
    shares authorized, no par value 60,000,000
    shares issued and outstanding)                                              20,000            20,000
  Preferred Stock Series B Convertible (12,725,000 shares authorized,             --
    no par value 10,725,000 shares issued and outstanding)                   8,580,000
  Common stock, (100,000,000 shares authorized,
    no par value, 19,057,030 and 15,290,030 shares issued and
    outstanding at June 30, 2004 and December 31, 2003 respectively)         6,789,899         1,264,899
  Retained Earnings (Deficit)                                               (5,586,831)       (2,250,987)
                                                                          ------------      ------------
          Total Stockholders' Equity (Deficit)                               9,803,068          (966,088)
                                                                          ------------      ------------

          Total Liabilities and Stockholders' Equity (Deficit)            $ 11,854,516      $    269,280
                                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                               Period from
                                                                                  For the        Inception
                                                                                 Six Months  (February 27, 2003)
                                             For The Three Months Ended            Ended           to
                                                       June 30,                   June 30,       June 30,
                                                2004              2003              2004           2003
                                            ------------      ------------      ------------   ------------
Underwriting Insurance Premiums             $  2,683,687      $       --        $  2,683,687      $       --
                                            ------------      ------------      ------------      ------------

Underwriting Costs and Claims                  2,549,502              --           2,549,502              --
                                            ------------      ------------      ------------      ------------

                                                 134,185              --             134,185              --
                                            ------------      ------------      ------------      ------------
Costs and Expenses:
  Executive officers compensation                441,332              --             680,832              --
  General and administrative expenses            352,525            52,000           600,124            72,000
  Consulting expenses                          1,698,054              --           1,815,889              --
  Travel and promotion expenses                  153,630              --             295,640              --
  Amortization expense                            75,801              --              75,801              --
  Depreciation expense                             6,480              --              10,377              --
                                            ------------      ------------      ------------      ------------
     Total Costs and expenses                  2,727,822            52,000         3,478,663            72,000
                                            ------------      ------------      ------------      ------------

Net (Loss) from operations                    (2,593,637)          (52,000)       (3,344,478)          (72,000)

Other Income (Expense)                             8,634              --               8,634              --
                                            ------------      ------------      ------------      ------------

Net (Loss) before Income Taxes                (2,585,003)          (52,000)       (3,335,844)          (72,000)


Provision for (Benefit of) Income Taxes             --                --                --                --
                                            ------------      ------------      ------------      ------------

Net (Loss)                                    (2,585,003)     $    (52,000)     $ (3,335,844)     $    (72,000)
                                            ============      ============      ============      ============


Earnings (Loss) Per Share:
  Basic earnings (loss) per share           $      (0.15)     $      (0.00)     $      (0.20)     $      (0.00)
                                            ============      ============      ============      ============
  Diluted earnings (loss) per share         $      (0.05)     $      (0.00)     $      (0.07)     $      (0.00)
                                            ============      ============      ============      ============


Basic weighted average  common shares
    outstanding                               17,852,030        15,290,030        16,487,363        12,937,029
                                            ============      ============      ============      ============
Diluted weighted average common shares
    outstanding                               56,789,530        45,290,030        50,956,113        42,937,029
                                            ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For The Six Months Ended
                                                                       June 30,
                                                                 2004             2003
                                                              -----------      -----------
Cash Flows from Operating Activities:
  Net loss                                                    $(3,335,844)     $   (72,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                 10,377             --
      Noncash compensation expense                                375,000           50,000
      Amortization expense                                         75,801

      (Increase) decrease in accounts receivable                  (22,156)            --
      (Increase) in prepaid expenses                              (70,345)            --
      (Increase) in other current assets                          (72,723)            --
      (Increase) in receivable from affiliated entities        (1,118,011)            --
      (Increase) in deposits                                       57,933             --
      Increase (decrease) in accounts payable and accrued
        expenses                                                  (84,647)           2,000
      Increase in income taxes payable                            (16,594)
                                                              -----------      -----------
          Net cash used in operating activities                (4,201,209)         (20,000)
                                                              -----------      -----------

Cash Flows from Investing Activities
    Acquisitions of fixed assets                                 (125,678)            --
    Software and development costs                                (50,000)            --
    Net cash acquired in reverse acquisition                         --                213
    Cost of acquisition net of cash acquired                   (1,869,464)
                                                              -----------      -----------
          Net cash (used in) investing activities              (2,045,142)             213

Cash Flows from Financing Activities:
  (Repayments) of stockholders' loans                            (974,262)            --
  Proceeds from issuance of Series B preferred stock            8,580,000
  Issuance of preferred stock                                        --             20,000
                                                              -----------      -----------
          Net cash provided by financing activities             7,605,738           20,000
                                                              -----------      -----------

Net Increase in Cash and Cash Equivalents                       1,359,387              213

Cash and Cash Equivalents, beginning of period                     15,073             --
                                                              -----------      -----------

Cash and Cash Equivalents, end of period                      $ 1,374,460      $       213
                                                              ===========      ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $      --        $      --
                                                              ===========      ===========

    Income taxes                                              $      --        $      --
                                                              ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (Continued)

                                                                 For The Six Months Ended
                                                                       June 30,
                                                                 2004             2003
                                                              -----------      -----------
Supplemental Disclosures of noncash financing
  activities:
    Common stock issued as compensation                          $   375,000      $     --
                                                                 ===========      ==========

    Common stock issued for software development                 $   450,000      $     --
                                                                 ===========      ==========

Supplemental Disclosures of noncash investing
  activities:
   CIL Acquisition
        Common stock issued                                      $(2,500,000)           --
        Cash acquired                                                630,536            --
                                                                 -----------      ----------

    Cost of Acquisition Net of Cash Acquired                     $(1,869,464)     $     --
                                                                 ===========      ==========

   RSASC Acquisition
        Common stock issued for license and Rights Agreement     $ 2,200,000      $     --
                                                                 ===========      ==========


The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS


RS Group of Companies, Inc. (the "Company") is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. The Company has developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance and reinsurance platform products throughout North America. The Company was formerly known as "Rent Shield Corp." and changed its name to "RS Group of Companies, Inc." on April 23, 2004.

The Company is the successor, through a share exchange that occurred on April 24, 2003, to E-Hobby Network, Inc., a corporation that was formed under Florida law on January 3, 2001. The name of the Company was changed to "Rent Shield Corp." on April 8, 2003. The exchange of shares was made with Rent Gard Corporation ("Rent Gard"), a privately-held corporation formed under Florida law. Prior to the share exchange, and after giving effect to a 3-1 forward split (the record date for the stock split was April 22, 2003 with a payment date of April 29, 2003), the Company had 66,228,600 shares of common stock, no par value ("Common Stock") issued and outstanding and no preferred shares issued and outstanding.

The Company issued 60,000,000 shares of Series A Preferred in exchange for all the issued and outstanding stock of Rent Gard. This share exchange was effected as a nonpublic offering in reliance upon the exemption from registration under the Securities Act in Section 4(2) of the Securities Act. As a result, Rent Gard became the Company's wholly-owned subsidiary. In connection with the share exchange, the Company's majority shareholder at the time agreed to cancel 54,000,000 of 60,000,000 shares of her post-split Common Stock. As a result of the cancellation and the subsequent issuance of shares, the Company had 19,057,030 shares of Common Stock issued and outstanding and 60,000,000 shares of Series A Preferred Stock issued and outstanding.

The Company has positioned itself as a pass-through risk solution provider of various credit related products. In November 2003, through its wholly-owned subsidiary, Rent Gard Corporation ("Rent Gard") and pursuant to a services agreement between Rent Gard and Rent Shield America Service Corporation ("RSASC"), the Company introduced RentShieldTM (www.rentshieldexpress.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. The Rent-Gard/ RSASC agreement terminated on March 1, 2004 when the Company acquired 100% of the outstanding shares of RSASC and the rights granted under the agreement in exchange for the issuance of 1,000,000 shares the Company's Common Stock to RSASC's owner. The RentShieldTM product is being marketed to real estate landlords in North America, with the objective of reducing the financial risk inherent in property management.

The Company intends to continue its efforts to develop the practice of including financial guarantee insurance in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. The Company is currently engaged in discussions and contract negotiations with other insurance and reinsurance companies regarding possible strategic marketing partnerships and enhanced insurance product offerings.

In November 2003, the Company entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London coverholder that is controlled by Stephen Stonhill, a Director of the Company (a "coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. The Company acquired, in a private placement transaction, all of the issued and outstanding shares of CIL from CIL's sole shareholder, Stephen Stonhill, a director of the Company, for $2,500,000 in cash and 1,667,000 shares of our Common Stock.

Value Guaranteed Vacations Inc., an affiliated company under common control with the Company, has developed a product that offers protection to timeshare owners against the depreciation of their timeshare ownership interests. It is being marketed to large timeshare developers and promoters to offer to existing and prospective timeshare owners. Another affiliate, RSC Financial Corporation, is a non-conforming mortgage lender and sub-prime mortgage provider that focuses on servicing individuals who do not qualify for a conventional mortgage. It expects to launch an innovative mortgage product in the third quarter of 2004.

In November 2003, the Company began discussions for the acquisition of 49% of the issued share capital of Dashwood, Brewer & Phipps Ltd. ("Dashwood"), a Lloyd's Insurance Broker. The Company expects the acquisition to close in September 2004. As consideration for the purchase, the Company agreed to pay Dashwood Pounds Sterling 1,475,450. The Company expects to recoup the cost of this investment in Dashwood by placing insurance through Dashwood in amounts sufficient to generate substantial brokerage commissions for Dashwood, because the Company will share in 49% of Dashwood's profits. The Company will effectively recapture 49% of its brokerage expenses that would have been paid to non-related brokers on insurance derived from the Company's business lines that it intends to place through Dashwood.

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act, of 10,275,000 shares of Series B Convertible Preferred Stock ("the Series B Shares"), no par value, at $0.80 per share. This offering also entitled the purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,137,500 warrants (Series B-1 Common Stock Purchase Warrants or "Series B-1 Warrants") are exercisable at a price of per share of $1.50 and the remaining 5,137,500 warrants (Series B-2 Common Stock Purchase Warrants or "Series B-2 Warrants") at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

As a condition of the April 28, 2004 private placement, in accordance with the terms of the Registration Rights Agreement entered into by the Company and the purchasers of the Series B Shares and Series B-1 and Series B-2 Warrants, the Company filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission to register 22,650,000 shares of Common Stock comprised of:
1,200,000 shares held directly by certain selling stockholders, 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders, and 5,362,500 shares to be issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants.

Products and Services

RentShieldTM is the Company's residential rental guarantee program. It is marketed to real estate landlords in North America's $300 billion residential real estate market, with the objective of reducing the financial risk inherent in property management.

The RentShieldTM product facilitates the landlord's receipt of rents by electronic payment, pays up to $10,000 to the landlord for willful property damage caused to the unit by a tenant, and, should a tenant default on rental payment, pays the outstanding amount within 30 days after the rental due date for up to six months on the remaining term of the lease. The RentShieldTM damage protection benefit provides coverage for tenant damage to walls, doors, ceilings, floors, fixtures and fittings, and ensures the landlord that its rent will be paid within 30 days while the covered damage caused by a tenant is repaired. If a rental unit is abandoned by a tenant, coverage is provided from the first day that the abandonment is determined to have occurred and the Company will provide legal services through outside professionals to assist in the process of confirming a charge of abandonment.

The program eliminates the last month's rent, upfront payments and security deposits from the tenant's cost of moving in and speeds the landlord's process of qualifying a tenant for an apartment. The Company collects the landlord's rent payments through RentShieldTM Tenant Recoveries and pays any associated legal, eviction or collection fees. Landlords are charged an initial membership fee currently set at $299. This covers the background and credit checks of tenants (see RentShieldTM Express in the next paragraph) and other initial administrative services for the landlord. Thereafter, the landlord is charged three-and one-half percent of its rent roll, which is paid to the Company either up front, on an annual basis, or on a monthly basis as a direct withdrawal from the landlord's account.

The Company also provides RentShieldTM Express, which includes credit verification and background checks to help landlords select qualified tenants. The entire program may be accessed by customers through an Internet based network. RentShieldTM Express is a fully automated online system designed to provide landlords with rapid credit verification, site inspections, tenant pre-qualifications, and vacancy advertising. The Company anticipates that, by the first quarter of 2005, it will be in a position to offer landlords rental interruption insurance, trade credit insurance and appraisal insurance. With respect to rental interruption insurance, in the event landlords are unable to re-rent their units at the end of a current lease, they will be covered for losses while they market the property through a Company-approved rental agent. Landlords will become eligible for the Company's rental interruption insurance product after one year in good standing as a RentShieldTM Member.

Value Guaranteed Vacations Inc. is a corporation formed under the laws of the Province of Ontario, Canada ("VGV, Inc.") and a company under common control with the Company. VGV, Inc has developed "VGV", an insurance product that is designed to protect timeshare owners against depreciation of their timeshare ownership interests through a timeshare owner "membership program." The Company has entered into an exclusive 10 year agreement with VGV, Inc. to provide all insurance in support of VGV, Inc.'s insurance product. The VGV, Inc. program is designed to provide a 10-year guarantee of the value of the timeshare at the date of purchase. A timeshare developer will offer the program to new and existing timeshare unit owners. The timeshare developer who participates in the VGV, Inc. program will pay VGV, Inc. a premium of 25% of the sales price of the unit, which is built into the price paid by the timeshare owner. There is also a 5% membership fee that is imposed per unit that joins the program. If the timeshare owner maintains participation as a VGV Member for 10 years the timeshare owner will receive the option of redeeming the property for 100% of the original purchase price plus the guarantee fee or keeping the unit and being reimbursed for the guarantee fee. New members receive a $500 bonus when they sign up for a VGV membership. VGV is also in the process of discussions with credit card issuers to offer a no fee, low interest credit card under an "affinity program" that will provide timeshare owner members with access to a suite of discounted travel products and services.

The Company's Credit Default Insurance (financial guarantee) is in the process of being finalized. It will assure a lender that its loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, this insurance program will either repay the default or repay the entire loan facility, depending on the transaction.

The Company will also offer Residual Value Insurance, a credit product offered by A-rated insurance and reinsurance companies to insure the value of equipment and property to lenders who require certainty of value in order to provide term loans to borrowers. Residual Value Insurance guarantees to the insured lender that the resale value of the equipment or property will not fall below a certain benchmark.

The Company's Mortgage Default Insurance is a credit insurance product sold to mortgage companies to facilitate their offer of higher-than-average-risk mortgages. Coverage will be triggered by the default in payment by the mortgagor and it guarantees up to the full value of the mortgage.

Related Companies and Joint Ventures

Rent Gard is a wholly-owned operating subsidiary of the Company that develops, markets and distributes credit insurance and related products. Rent Gard provides underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the company including its flagship product RentShieldTM.

VGV, Inc., a corporation formed under Ontario law and under common control with the Company, has developed "VGV", an insurance product that is designed to protect timeshare owners against depreciation of their timeshare ownership interests through a timeshare owner "membership program." A more detailed description is set forth under "Products and Services," above.

Shield Financial Services (Canada) Inc. ("Shield") was incorporated under Canadian law in September 2003 and is 51% owned by a licensed insurance broker. Shield is an operating affiliate that specializes in the distribution of credit insurance products. On March 1, 2004, the Company executed two agreements with Shield. One agreement provided that Shield will act as the Company's exclusive broker to place all insurance required by it, by the Company's subsidiaries, or by any entity for which the Company has an agreement to provide insurance. The other agreement provided that the Company will acquire 49% of the outstanding shares of Shield for $1 and that it will receive 99% of the net revenues of Shield.

On March 1, 2004, the Company entered into an agreement to acquire 100% of the outstanding common shares of Rent Shield America Service Corporation ("RSASC"). RSASC had entered into an exclusive contract with our Rent Gard subsidiary to provide rental guarantee services in the United States and Canada. On April 1, 2004, pursuant to an agreement entered into on March 1, 2004, the Company acquired 100% of the outstanding shares of RSASC.for 1,000,000 shares of the Company's Common Stock. Canadian Intermediaries Limited ("CIL") became the Company's wholly-owned subsidiary through the Companty's purchase, for $2,500,000 in cash and 1,667,000 shares of common stock, of all of CIL's equity shares on April 29, 2004. CIL is a Canadian federally-chartered corporation operating as an insurance underwriting manager and reinsurance intermediary. As underwriting manager, CIL provides support to underwriters who specialize in "hard to place" liability, bloodstock mortality and credit insurance in the North American market. CIL is a Lloyd's of London coverholder that has been authorized to represent underwriters at Lloyd's of London for more than 16 years.

The Company is in the process of completing the acquisition of 49% of our London (U.K.) insurance broker, Dashwood. Approval of the Company's board of directors and of the board of directors and shareholders of Dashwood has been obtained, and certain insurance regulatory matters are being finalized. Dashwood has negotiated insurance and reinsurance underwriting in order to support RentShieldTM products. Dashwood is currently negotiating with other underwriters to increase the Company's pooled capacity with the objective of achieving gross revenues of approximately $400 million. The Company is attempting to develop a reinsurance business model that, if successful, will increase reinsurance capacity by utilizing quota-sharing agreements with additional underwriters to increase the Company's primary underwriting capacity.

Prior to June 14, 2004, the Company had an agreement to initiate a joint venture with LePage Products Inc. On June 14, 2004, the Board of Directors of the Company accepted the resignation of Navin Chandaria as a member of the Board of Directors, in accordance with Mr. Chandaria's personal considerations. The Company's Board of Directors also accepted Clarence J. Chandran's withdrawal of consideration for the position of Chairman of the Board, which appointment was expected to be effective originally on May 1, 2004, then extended to September 1, 2004. In connection with the resignations of Navin Chandaria and Clarence Chandran and by mutual agreement, the Company's joint venture agreement with LePage Products Inc was terminated, with all obligations of both parties in connection therewith in the process of being formally cancelled.

Sales and Marketing

The Company generally relies on its officers and support staff to contact prospective customers for its various business lines. The Company needs to attract and retain qualified and experienced marketing and sales personnel. If the Company is not successful in addressing our marketing needs, it may have to secure a strategic partner (outside marketing specialists or joint venture) who is able to bring us substantial marketing resources to achieve wider acceptance for the Company's insurance products and services.

With respect to the VGV product, the Company has engaged an outside sales consulting firm based in the U.S. that specializes in marketing to the timeshare industry. The consulting agreement will pay commissions to the consultant in return for its generation of new members. The Company maintains a general web site as well as sites devoted to Rent Shield TM and Rent Shield Express that provide consumers with information and direct inquiries and contacts to the Company's headquarters in Toronto, Ontario, Canada.

The Company's ability to distribute its insurance products is dependent on the approvals of multiple government agencies, generally U.S. state and Canadian federal and provincial insurance regulatory bodies, and other insurance bodies in countries in which we currently market or intend to market our products (see "Government Approvals and Regulation" in this section).

Competition

To the Company's best knowledge, there are no other major insurance companies in North America that offer a product that competes with RentShieldTM. However, the rental guarantee insurance product is established and popular in the United Kingdom, Finland and other foreign countries. To the best of the Company's knowledge, no other insurance company offers a product that protects timeshare owners from the depreciation of their units. Other major North American insurance companies, whether affiliated with European companies or not, present potentially significant competition for the Company in its other product lines and present potential competition in the areas of timeshare and rental insurance. There is no assurance that highly capitalized and widely recognized companies will not decide to contest the Company's market position in North America and beyond.

Intellectual Property

The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on restrictive covenants and confidentiality arrangements to protect its intellectual property rights. The Company enter into confidentiality agreements with its consultants and key employees, and maintains controls over access to and distribution of software and other proprietary information. The Company may face claims by third parties that its trademarks or service marks infringe their intellectual property rights in the future. The Company have an active service mark registration with the U.S. Patent and Trademark Office for the name RentShieldTM. Registrations for "VGV" and other marks are in process. Any claim of infringement could cause the Company to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of the Company's management. If any of the Company's products are found to violate third-party proprietary rights, it may be required to pay substantial damages.

Government Approvals and Regulation

The insurance industry is subject to extensive regulation under the laws of each state of the U.S. and both federal and provincial laws in Canada. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. The Company is required to comply with a complex set of rules and regulations that often vary from state to state and country to country. If it fails to comply with these rules and regulations, the Company, its subsidiaries and affiliates, an insurance company doing business with it, the Company's officers, or agents with whom it contracts could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to the Company's business or otherwise harm its business. The Company has retained expert outside professionals to assist it in navigating the insurance regulatory waters and has highly experienced officers that have years of experience in dealing with insurance regulatory processes.

The Company will be required to become licensed by the insurance regulators in each jurisdiction in the United States and Canada that it selects to conduct its insurance business. Accordingly, its objective of having its requests for licensing approved in a prompt manner is subject to the procedures, infrastructure and staff capacities of such insurance regulators. In order to mitigate the risk of regulatory delay, the Company has structured its consumer insurance products, especially the RentShieldTM program, so that they are part of a suite of services subscribed to by its members. Because the Company purchases insurance protection itself to transfer 100% of the risk of the rental guarantee, in most jurisdictions this requires no agency licensing on its behalf. However, new legislation may be passed and regulations imposed in various jurisdictions that might negatively impact its business operations and economics of its programs, and may subject its products and services to increased regulatory oversight.

Employees/Directors

As of June 30, 2004, the Company employed 10 full-time employees. The Company believes its future success will depend upon the continued service of key technical and senior management personnel and upon the Company's continued ability to attract and retain highly qualified technical and managerial personnel. None of its employees is represented by a labor union. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Property

The Company's principal executive offices are located at 200 Yorkland Boulevard, Suite 200, Toronto, Ontario, Canada M2J 5C1. The Company leases approximately 9,642 square feet of space pursuant to a lease agreement which expires in December 2008. Rent is adjusted annually and will average approximately $14,000 per month over the term of the lease.

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

The statements of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results for the full year.

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

3. ACQUISITION

In November 2003, we entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London coverholder that is controlled by Stephen Stonhill, a Director of our company (a "coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. The Company acquired, in a private placement transaction, all of the issued and outstanding shares of CIL from CIL's sole shareholder, Stephen Stonhill, a director of the Company, for $2,500,000 in cash and 1,667,000 shares of our Common Stock.

The acquisition of CIL has been accounted for as a purchase by the Company. The historical financial statements of the Company are the financial statements of RS Group of Companies, Inc. with financial statements of CIL being included only from the date of the purchase on "April 30, 2004" forward. In connection with the acquisition of CIL, the Company recorded License and Rights Agreement of $4,548,071. The purchase price and License and Rights agreement intangible were determined as follows:

Cash paid                                                          $2,500,000

Estimated fair value of shares issued                               2,500,000
                                                                   ----------

 Purchase price                                                     5,000,000

 Less net assets acquired                                             451,929
                                                                   ----------

 Excess of purchase price over net
     assets acquired for license and
        rights agreement                                           $4,548,071
                                                                   ----------

The Company intends to amortize these costs over 10 years.


4. CAPITAL STOCK

Series B Shares

On April 28, 2004, the Company closed a private placement of 10,725,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), no par value, at $0.80 per share. This offering also entitled the purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants are exercisable at a price per share of $1.50 and the remaining 5,362,500 warrants at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

As a condition of the April 28, 2004 private placement, in accordance with the terms of the Registration Rights Agreement entered into by the Company and the purchasers of the Series B Shares and Series B-1 and Series B-2 Warrants, the Company filed a Registration Statement on Form SB-2 (the "Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC") to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders, 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders, and 5,362,500 shares to issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants. The Registration Statement was declared effective by the SEC on July 30, 2004.

Ardent Advisors

The Company engaged Ardent Advisors, LLC, Narberth, Pennsylvania, to serve as a management and financial consultant to the Company in connection with the April 2004 private placement of the Series B Shares. In addition to cash compensation, on June 15, 2004, Ardent was issued 500,000 shares of the Company's common stock valued at $375,000.

RSASC Acquisition

On April 1, 2004, the Company closed the transaction entered into on March 1, 2004 to acquire 100% of the outstanding shares of common stock of Rent Shield America Services Corporation ("RSASC"), a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of its common stock and the waiver of $1,200,000 due to it from RSASC. The Company has recorded its acquisition cost as a License Agreement valued at $2,200,000.

Canadian Intermediaries Limited Acquisition

On November 18, 2003 the Company entered into a Share Purchase Agreement to purchase all of the issued and outstanding shares of Canadian Intermediaries Limited ("CIL") of Toronto, Canada. Under its terms, the Company would acquire the shares of CIL for $2,500,000 in cash and 1,667,000 shares of the Company's Common Stock valued at $2,500,000.

CIL has been owned since 1995 by Stephen Stonhill, its major shareholder, who also currently serves as a Director of the Company. CIL specializes in "hard-to-place" Liability Insurance and Credit Insurance in the North American Market and is an established and respected cover holder representing underwriters at Lloyd's of London. The transaction closed on April 29, 2004.

Software Development Agreement

On June 2, 2004, the Company completed its obligations under the Software Development Agreement with Dapasoft, Inc. Dapasoft, Inc. was compensated for its services by the issuance of 600,000 shares of the Company's common stock valued at $450,000.

5. RELATED PARTY TRANSACTIONS

The Company engaged in various transactions with related entities controlled by
(i) the Company's Chief Executive Officer, Shareholder and Director or his spouse and (ii) the Company's General Counsel, Shareholder and Director. These transactions substantially consisted of loans obtained from those parties, occupancy and expense sharing arrangements which resulted in a balance of $977,159 owing to these individuals as of December 31, 2003.

During the six month period ended June 30, 2004, these loans were repaid by the Company. Also during this period, the Company made cash advances and charged these related entities for occupancy and expense sharing arrangements which resulted in a balance of $1,118,011 owing to the Company at June 30, 2004.

6. COMMITMENTS AND CONTINGENCIES

Acquisitions and Joint Ventures

LePage Products, Inc, Joint Venture

On February 19, 2004 the Company entered into a joint venture agreement with LePage Products Inc., a company whose Chief Operating Officer, Clarence Chandran, was to become Chairman of the Board of the Company effective September 1, 2004.

On June 14, 2004, the Board of Directors of the Company accepted the resignation of Navin Chandaria as a member of the Board of Directors, in accordance with Mr. Chandaria's personal considerations. The Company's Board of Directors also accepted Clarence J. Chandran's withdrawal of consideration for the position of Chairman of the Board. In connection with the resignations of Navin Chandaria and Clarence Chandran, and by mutual agreement, the joint venture agreement with LePage Products Inc and the Company was terminated with all obligations of both parties cancelled.

Dashwood Acquisition

On March 1, 2004 the Company entered into a definitive agreement with the Board of Directors of Dashwood, Brewer & Phipps Ltd ("Dashwood"), Lloyd's Insurance Brokers, to purchase 49% of Dashwood's issued share capital.

The acquisition of an interest in Dashwood will effectively provide the Company a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. The transaction is subject to Dashwood's shareholder approval and regulatory approval under Section 21 of the Financial Services and Market Act 2000 of the United Kingdom. The Company had expected such approvals to be obtained by June 30, 2004, but now expects the approvals will be obtained by September 30, 2004.

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

7. SUMMARY UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The pro forma consolidated statements of operations data presented assumes the business combination transactions occurred at the beginning of the periods presented. It should not be assumed that RS Group of Companies, Inc. would have achieved the unaudited pro forma consolidated results if the companies had actually been combined during the periods shown. The unaudited pro forma consolidated results are based on estimates and assumptions which are preliminary and have been made solely for the purposes of developing such pro forma information. The unaudited pro forma consolidated results are not necessarily an indication of the results that would have been achieved had such transactions been consummated as of the dates indicated that may be achieved in the future. The unaudited pro forma combined results should be read in conjunction with the historical consolidated financial statements and notes thereto set forth herein for RS Group of Companies, Inc. on Form 10-KSB for December 31, 2003, and Form 10-QSB for the three and six months ended June 30, 2004.

                           RS GROUP OF COMPANIES, INC.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Six Months Ended
                                                                 June 30,2004
                                          --------------------------------------------------------
                                                                         Pro Forma      Pro Forma
                                              RSGC         CIL          Adjustments      Results
                                          -----------   -----------     -----------    -----------


Underwriting Insurance Premiums           $        --   $ 8,114,830            --      $ 8,114,830
                                          -----------   -----------                    -----------

Underwriting Costs and Claims                      --     7,709,089            --        7,709,089
                                          -----------   -----------                    -----------

                                                   --       405,742            --          405,742
Costs and Expenses:
  Executive officers compensation             680,832       417,463      (417,463)(1)      680,832
  General and administrative expenses         588,180       124,025            --          712,205
  Consulting expenses                       1,815,889            --            --        1,815,889
  Travel and promotion expenses               295,640        11,752            --          307,392
  Amortization expense                             --            --       226,971          226,971
  Depreciation expense                         10,377            --            --           10,377
                                          -----------   -----------                    -----------
     Total Costs and expenses               3,390,918       553,240            --        3,753,666
                                          -----------   -----------                    -----------

Net (Loss) from operations                 (3,390,918)     (147,499)           --       (3,347,925

Other Income (Expense)                             --         8,634            --            8,634
                                          -----------   -----------                    -----------

Net (Loss) before Income Taxes             (3,390,918)     (138,865)           --       (3,339,291

Provision for (Benefit of) Income Taxes:           --        30,813       (30,813)(3)           --
                                          -----------   -----------                    -----------

Net (Loss)                                $(3,390,918)  $  (108,052)           --      $(3,339,291
                                          ===========   ===========                    ===========
d

Earnings (Loss) Per Share:
  Basic earnings (loss) per share                                                      $     (0.20
                                                                                       ===========
  Diluted earnings (loss) per share                                                    $     (0.07
                                                                                       ===========

Basic weighted average  common shares
    outstanding                                                                         16,487,363
                                                                                       ===========
Diluted weighted average common shares
    outstanding                                                                         50,956,113
                                                                                       ===========
[restubbed table]


                                                          For the Six Months Ended
                                                              June 30,2003
                                          --------------------------------------------------------
                                                                           Pro Forma    Pro Forma
                                              RSGC          CIL           Adjustments    Results
                                           -----------   -----------      -----------  -----------


Underwriting Insurance Premiums            $        --   $ 7,412,750           --      $ 7,412,750
                                           -----------   -----------                   -----------

Underwriting Costs and Claims                       --     7,042,113           --        7,042,113
                                           -----------   -----------                   -----------

                                                    --       370,638           --          370,638
Costs and Expenses:
  Executive officers compensation                   --       125,994     (125,994)(1)           --
  General and administrative expenses           72,000        99,888           --          171,888
  Consulting expenses                               --            --           --               --
  Travel and promotion expenses                     --       111,205           --          111,205
  Amortization expense                              --            --      226,971          226,971
  Depreciation expense                              --            --           --               --
                                           -----------   -----------                   -----------
     Total Costs and expenses                   72,000       337,087           --          510,064
                                           -----------   -----------                   -----------

Net (Loss) from operations                     (72,000)       33,551           --         (139,427)

Other Income (Expense)                              --            --           --               --
                                           -----------   -----------                   -----------

Net (Loss) before Income Taxes                 (72,000)       33,551           --         (139,427)

Provision for (Benefit of) Income Taxes:            --         8,387       (8,387)(3)           --
                                           -----------   -----------                   -----------

Net (Loss)                                 $   (72,000)  $    25,164           --      $  (139,427)
                                           ===========   ===========                   ===========


Earnings (Loss) Per Share:
  Basic earnings (loss) per share                                                      $    (0.00)
                                                                                       ===========
  Diluted earnings (loss) per share                                                    $    (0.00)
                                                                                       ===========

Basic weighted average  common shares
    outstanding                                                                         15,290,030
                                                                                       ===========
Diluted weighted average common shares
    outstanding                                                                         45,290,030
                                                                                       ===========



Notes To Pro Forma financial statements:

    (1) To eleminate intercompany executive compensation.

    (2) To record six months amortization expense as if the transaction had occurred on January 1, 2003 for each of the periods.

    (3) To eleminate provision for income taxes.

8. SUBSEQUENT EVENT

On August 18, 2004, the Company announced that it had entered into a letter of intent to acquire VGV, Inc. in exchange for the issuance of 12 million warrants with a $3.50 exercise price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company's initial efforts have been focused primarily on the introduction of the RentShieldTM program to North America's $300 billion residential rental market. In support of our comprehensive business strategy we plan to open offices in Miami, New York and London, England in addition to our Toronto, Canada headquarters. In structuring our enterprise as a holding company organization, we placed the Company in a position to own and manage, on an coordinated basis, a group of vertically integrated insurance and finance businesses that support various credit insurance products, including our core product, RentShieldTM. The officers and directors of the Company will provide strategic advice and expertise to our affiliated companies and partners. The Company's organization structure will allows us to efficiently manage operating subsidiaries in different regions of the world or in distinct but compatible lines of business. This will facilitate the flow of revenue but should not hinder the operational control of our subsidiaries and affiliates by our executives and/or directors. As a result of our strategic position in the market place, we are in the process of organizing ourselves as a vertical integration of companies offering insurance underwriting, insurance distribution, affinity program management, financial services, credit collection, credit data compilation and legal-service support. The Company is also expanding into the following general product areas: Credit Default Insurance, Residual Value Insurance, Mortgage Default Insurance and Timeshare Fair Market Value.

Credit Default Insurance (financial guarantees) assures a lender that a loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, the issuer will either repay the default or repay the entire loan facility, depending on the transaction. Shield Financial Services (Canada) Inc., incorporated in September 2003, is an operating affiliate of the Company that specializes in the distribution of credit insurance products. Residual Value Insurance is a credit product offered by "A"-rated insurance and reinsurance companies to insure the value of equipment and property to lenders who require certainty of value to provide term loans to borrowers. Residual Value Insurance guarantees to the insured that the resale value of the equipment or property will not fall below a certain benchmark.

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

The Company has positioned itself as a pass-through risk solution provider of various credit related products. In November 2003, through our wholly-owned subsidiary, Rent Gard Corporation ("Rent Gard"), we introduced RentShieldTM (www.rentshieldexpress.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. On April 1, 2004, pursuant to an agreement entered into March 1, 2004, we acquired 100% of the outstanding shares of Rent Shield America Service Corporation (RSASC) and the rights granted under its agreement with Rent Gard in exchange for 1,000,000 shares of the Company's Common Stock.

Canadian Intermediaries Limited ("CIL") became a wholly-owned subsidiary through our purchase from Stephen Stonhill, a member of our Board of Directors, for $2,500,000 in cash and 1,667,000 shares of our Common Stock, of all of CIL's equity shares on April 29, 2004. CIL is a chartered corporation under Canadian federal law that is as an insurance underwriting manager and reinsurance intermediary. As underwriting manager, CIL provides support to underwriters who specialize in "hard to place" liability, bloodstock mortality and credit insurance in the North American market. It is a Lloyd's coverholder that has been authorized to represent underwriters at Lloyd's of London for more than 16 years.

The Company is in the process of completing the acquisition of 49% of our London (U.K.) broker, Dashwood. Dashwood has negotiated insurance and reinsurance underwriting programs in order to support RentShieldTM products. Currently, such underwriting commitments will allow us to insure approximately 1.2% of the entire U.S. rental market. Gross premiums earned from these underwritings are expected to reach approximately $58.5 million over the next fiscal year, and it is estimated that claims will not exceed 6% of the gross premium income.

Dashwood is currently negotiating with other underwriters to increase our pooled capacity, with the objective of achieving gross revenues of approximately $400 million. Accordingly, we are attempting to develop a reinsurance business model that will increase reinsurance capacity, by utilizing quota-sharing agreements with additional underwriters to increase our primary capacity.

The boards of directors of the Company and the shareholders of Dashwood have approved our acquisition of 49% of Dashwood and certain insurance regulatory matters are in the process of being finalized. This acquisition will allow us to recover 49% of the brokerage fees paid to Dashwood. The Company projects that such percentage could result in revenues of $8 million over the fiscal 2005 and 2006.

The Company's business continues to evolve and we are building a presence in several segments. The RentShieldTM program is our core product, seeking to introduce into North America's $300 Billion US rental market a product that securitizes the residential rental income market, guaranteeing landlords the payment of their rent on an uninterrupted basis as well as other needed services. Securitization has occurred in most areas of fixed income business: mortgages, credit cards, automobile leases, automobile loans, commercial real estate, residential real estate, etc. and yet has not occurred with rental income using a retail model.

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

The Company's business model rests on three prerequisites (a) the acquisition of insurance capacity sufficient to capture a meaningful percentage of the total North American rental market, (b) the design and build of an enterprise computer system to handle the requisite number of transactions and (c) the design of appropriate marketing and sales strategies to drive target customers to its computer system. Management is satisfied with its progress to date on all three counts. Our company is positioned to own and manage a group of vertically integrated insurance and finance businesses that support credit insurance products, including our core RentShieldTM product. The Company will be providing strategic advice and expertise to our affiliated companies and ventures. As a result of our strategic placement in the market place, we have organized ourselves as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

The Company's Credit Default Insurance (financial guarantee) business assures a lender that a loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, the issuer will either repay the default or repay the entire loan facility, depending on the transaction.

Residual Value Insurance is a credit product offered by "A" rated insurance and reinsurance companies to insure the value of equipment and property to lenders who require certainty of value to provide term loans to borrowers. Residual Value Insurance guarantees to the insured that the resale value of the equipment or property will not fall below a certain benchmark.

The Company's company's Mortgage Default Insurance product is purchased by mortgage companies to facilitate the offering of higher than average risk mortgages. The coverage trigger is the default in payment by the mortgagor and its guarantees up to the full value of the mortgage.

Another segment of our business is timeshare fair market value insurance, a product that guarantees a timeshare purchaser will receive their full investment in the timeshare should they wish to sell it after ten years. The Company has a strategic business relationship with Value Guaranteed Vacations, Inc. ("VGV"), a privately held affiliate of the Company and the provider of an insurance product that offers timeshare property owners protection against depreciation of their ownership interests.

As a result of our strategic placement in the market place, we have organized ourselves as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

 The Company's London (U.K.) broker, Dashwood, has negotiated insurance and reinsurance underwriting in order to support RentShieldTM products. Currently, underwriting commitments will allow us to insure approximately 1.2% of the entire US market. Gross premiums earned from the underwriting are expected to be approximately $58.5 Million US, and it is estimated that claims will not exceed 6% of the gross premium income.

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

On February 19, 2004 we entered into a joint venture agreement with LePage Products Inc ("LePage"). That agreement was terminated by mutual consent of the parties on June 14, 2004.

On March 1, 2004 we entered into an agreement to acquire 100% of the outstanding shares of RSASC, a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of common stock and for the waiver all and any amounts due to us from RSASC.

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act, of 10,275,000 shares of Series B Convertible Preferred Stock ("the Series B Shares"), no par value, at $0.80 per share. This offering also entitled the purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,137,500 warrants (Series B-1 Common Stock Purchase Warrants or "Series B-1 Warrants") are exercisable at a price of per share of $1.50 and the remaining 5,137,500 warrants (Series B-2 Common Stock Purchase Warrants or "Series B-2 Warrants") at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

As a condition of the April 28, 2004 private placement, in accordance with the terms of the Registration Rights Agreement entered into by us and the purchasers of the Series B Shares and Series B-1 and Series B-2 Warrants, we filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders, 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders, and 5,362,500 shares to be issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Licensing and Legislation. The Company will be required to become licensed by the insurance regulators in each jurisdiction in the United States and Canada that we select to conduct our insurance business. Accordingly, our objective of having our requests for licensing approved in a prompt manner is subject to the procedures, infrastructure and staff capacities of such insurance regulators. The Company is required to comply with a complex set of rules and regulations that often vary from state to state and country to country. If we fail to comply with these rules and regulations, we, our subsidiaries and affiliates, any insurance company doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to our business or otherwise harm our business. In order to mitigate the risk of regulatory delay, we have structured our consumer insurance products, especially the Rent ShieldTM program, so that they are part of a suite of services subscribed to by our members. Because the Company itself purchases insurance protection to transfer 100% of the risk of the rental guarantee, in most jurisdictions this requires no agency licensing on our behalf. However, new legislation may be passed and regulations imposed in various jurisdictions that might negatively impact our business operations and economics of our programs, and may subject our products and services to increased regulatory oversight.

Market Withdrawal by Underwriters. When an insurance underwriter wishes to withdraw from a market it will typically give the client approximately one year's notice to replace its underwriting commitment. If a company is heavily committed to one underwriter this can be devastating. We have built our retail underwriting capacity upon multiple sources of underwriting support to attempt to reduce the impact of this possibility. However, no assurance can be given that a withdrawal by one or more of our underwriters will not have a material effect.

Catastrophic Loss. Traditional catastrophic exposures, such as windstorm, fire and terrorism, are excluded from policies written under the RentShieldTM program. The Company's credit default insurance, like many insurance products, is subject to unpredictable risks that could result in catastrophic losses. For example, the economy of a given geographic area may suddenly enter a recessionary period resulting in a sudden rise in rental defaults. The Company's product line will be spread among diverse geographic, economic and industrial sectors throughout North America and Europe in an effort to reduce this risk exposure, but we can give no assurance that we will be successful in reducing such risk.

Adequacy of Reserves. Unpaid claims and claim adjustment expenses with respect to our insurance products represent our best estimate of amounts necessary to settle all outstanding claims, including claims that are incurred but not reported as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, inflation, reinsurance program changes, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. The process of establishing loss reserves is complex and imprecise because it is subject to variables that are influenced by significant judgmental factors. Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, litigation results, rental prices, and other factors can all affect the ultimate claim costs. In addition, time can be a critical factor in reserving determinations, since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement can be. Inadequate reserves, whether through our internal miscalculations or through external factors, may negatively impact our business and may also trigger a failure on our part to comply with regulatory requirements that may limit or eliminate our ability to conduct business in certain jurisdictions.

Cost of Reinsurance. We attempt to limit risk of loss through the practice of reinsurance. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully reduce risk through these arrangements. In particular, recent tightening of availability in the reinsurance market has led to increased prices and/or less favorable terms during the renewal of some of our existing reinsurance agreements. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our obligation as primary insurer to our customers. We may also experience difficulties in the future in recovering material reinsurance receivables under our reinsurance if one or more reinsurers suffers a financial downturn or ceases doing business.

Economic Downturn. In an severe economic downturn, people tend to allocate their resources to more essential goods and services to address more immediate needs. It may become more difficult for consumers to afford insurance premiums and the purchase of insurance may even be perceived as a luxury to some consumers. Even if there may be little immediate effect on our products, we will attempt to deploy our products and services on a broad regional basis in order to diversify our risks and mitigate the effect of an economic downturn. There is no assurance that we can accomplish such diversification and mitigation nor can we be certain that a major economic downturn could be offset by geographic diversification. Accordingly, a major downturn in the domestic and international economy could, for our products and services, have a material adverse effect on our business, financial condition and prospects.

Poor Demand. Poor demand for our products and services could have a significant negative impact on our business and prevent us from attaining our goals. With respect to the RentShieldTM product, we have held small focus group studies and individual interviews with landlords in two of our major markets, which have indicated a broad acceptance of the RentShieldTM concept. Such surveys are helpful but are not statistically accurate studies, nor do they guarantee that we will have success. Some potential participating landlords have expressed interest in the RentShieldTM product, even if they are unable to pass the cost on to the tenant. While such feedback is promising, there can be no assurance that the appeal of our products and demand is widespread.

The Company faces competition which could result in lower revenues. The insurance industry is highly competitive. Currently, there is less competition in our particular product sectors, particularly the rental unit insurance program and time-share unit insurance, than in the general insurance industry product sectors. However, we expect to see increased competition from several other companies, including large, well capitalized international companies. The Company has taken steps, including but not limited to pursuing strategic alliances and negotiations for joint ventures, in order to protect our current and projected market share, should competitors enter the market place. However, there is no assurance that such efforts will be successful.

The Company has a history of operating losses and there is no assurance that we will achieve profitability in thefuture. We have a history of operating losses. The Company cannot predict when, or if, we will ever achieve profitability. If we continue to experience operating losses, an investment in our Common Stock is at risk of being lost.

The Company may be unable to obtain additional capital required to fund our operations and finance our growth. The development of our programs will require additional capital. The Company's business plan is to acquire additional revenue-producing assets in the insurance sector, both domestically and abroad. The Company may seek capital through the issuance of additional equity or take on debt if the terms are appropriate. While our strategy is to acquire companies or enter into joint ventures with revenue-generating and profitable entities, we may be unable to obtain additional funds in a timely manner or on acceptable terms. This would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business (which may include divesting certain assets or abandoning certain sectors of the insurance lines in which we currently or intend to specialize) or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining equity financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our Common Stock will be reduced. In addition, these transactions may dilute the value of our Common Stock. The Company may have to issue securities that have rights, preferences and privileges that are senior to our Common Stock. If we seek additional funding through the issuance of debt securities or secure borrowings, the terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

Future acquisitions of other companies may result in disruptions to our business and additional expenses. We have completed the acquisition of Canadian Intermediaries Limited and are in the process of reviewing several other potential acquisition or joint venture candidates. The Company's strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Further, acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilations of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the business we have acquired and may acquire in the future, our business will suffer.

If we cannot effectively manage our anticipated growth, our business may suffer. If we pursue greater current market shares and potential new market opportunities, such expansion of our operations is expected to place a strain on our personnel, management, financial and other resources. To manage our growth effectively, we must, among other things, successfully attract, train, motivate and manage a larger number of employees for product development, administrative, sales and customer support activities; control higher working capital requirements; , seek to acquire or enter into joint ventures with companies that have self-sustaining operations that will not place strains on our management and resources; and , improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls. If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline.

The Company will need to expand our internal sales, marketing and distribution capabilities or engage a significant outside partner. The Company currently have a small marketing and sales team in our organization and we will need to attract additional qualified and experienced marketing and sales personnel. If this recruitment effort does not successfully address our marketing needs, we may have to secure a strategic partner who is able to bring us substantial marketing resources to achieve wider acceptance for our insurance products and services. The inability to expand the size and quality of our sales and marketing force and/or partner with an institution that has the sales skills and experience we will need may negatively impact our business, financial condition and prospects.

The Company may be unable to hire and retain the skilled personnel we need to maintain or expand our operations. Every enterprise faces potential attrition problems. To maintain our current business as well as accomplish our objective to grow, we must attract and retain highly skilled managerial, sales and marketing, actuarial and product development personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our current business objectives or achieve growth and may lose our competitive position, which could lead to a significant decline in net revenues. The Companys face significant competition for these skilled professionals from other companies, academic institutions, government entities and other organizations.

The Company's success depends on the services of our executive officers and key employees. The Company's future success depends to a significant degree on the skills and efforts of our Chairman of the Board and Chief Executive Officer, John Hamilton. If we lost the services of Mr. Hamilton, our business and operating results could be adversely affected. The Company also depends on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors. We face recently enacted corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations may increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. The Company may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board that may be established by the Company, particularly the audit committee.

International Business Risks. As our operations expand into the international sector, we shall face political, legal, operational and other risks not encountered by our U.S. operations. We face the risks of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies it holds into U.S. dollars or other currencies. In addition, we will rely on local sales forces in these countries and may encounter labor problems resulting from workers associations and trade unions in some countries. The Company's foreign insurance operations generally will write policies denominated in local currencies and in large part invest in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into our financial statements and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, emerging foreign markets can be subject to severe economic and financial disruptions, including significant devaluations of their currencies and low or negative growth rates in economies.

The Company may issue additional shares of our capital stock that could dilute the value of our shareholders' shares of common stock. We are authorized to issue both Common and Preferred Stock. The Company's capital stock consists of 100,000,000 authorized shares of Common Stock, no par value, and 100,000,000 authorized shares of Preferred Stock, which consists of 75,000,000 authorized shares of Series A Convertible Preferred Stock, no par value, and 12,750,000 authorized shares of Series B Convertible Preferred Stock, no par value. The Series A Convertible Preferred Stock is convertible into our Common Stock at a rate of one share of Common Stock for every two shares of Series A Convertible Preferred Stock. The Series B Preferred is convertible into our Common Stock at a rate of one share of Common Stock for every one share of Series B Convertible Preferred Stock (subject to adjustments to the conversion price, currently $.80 per share, resulting from dividends, splits, and other factors). Three-year Common Stock purchase warrants were issued in two series, Series B-1 Warrants and Series B-2 Warrants, by us as of April 28, 2004. If all of these warrants are exercised, they will be exchanged for a total of 10,725,000 shares of our Common Stock. In light of our need for additional financing, we may authorized and issue shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of investors' shares of our Common Stock.

The Company has never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future. We have not paid dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be a common stockholder's sole source of gain for the foreseeable future.

Price Volatility; Limited Trading Market. The Company's Common Stock is thinly traded in comparison to companies with greater market capitalization. The Company have experienced more volatility than most higher priced stocks. As a result, large sell trades, negative news and general economic pressures on the stock market can have an impact on the price of the Common Stock that is more pronounced than securities of other issuers with larger listed stock volume or higher prices per share. If shareholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. Further, our Common Stock has a limited float. A large percentage of our outstanding common stock is held by management and insiders, so the float is limited and the stock is much less liquid.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues: Revenues for the three months ended June 30, 2004 were $2,683,687 compared to no revenues for the three months ended June 30, 2003.

Costs and Expenses: The company's costs and expenses for the three months ended June 30, 2004 were $2,727,822 compared to $52,000 for the second quarter of 2003. These were attributable to executive officers compensation of $441,332, general and administrative expenses of $352,525, consulting expenses of $1,698,054, travel and promotional expenses of $153,630 and $82,281 of depreciation and amortization expense.

Profit/Loss: The company had a net loss for the quarter ending June 30, 2004 of $2,585,003 as compared to $52,000 for the quarter ended June 30, 2003. The net loss for the first quarter of 2004 was equivalent to a diluted loss per share of $0.05. The Company continue to generate losses because of extraordinary expenses incurred in our efforts to consolidate operations and position ourselves for expansion of services and products and new acquisitions. The Company expect this loss to decline in fiscal 2004 as we anticipate our revenues to rise.

Current Assets and Cash. For the three months ended June 30, 2004, the Company had cash and cash equivalents of $1,374,460 in contrast to $213 for the second quarter of 2003. The Total Current Assets of the company as at June 30, 2003 was $213 which amount was $3,307,547 at June 30, 2004.

PRO FORMA RESULTS OF OPERATIONS - INCLUDES OPERATIONS OF CANADIAN INTERMEDIARIES LIMITED

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues: Revenues for the six months ended June 30, 2004 were $8,114,830 compared to $7,412,750 for the six months ended June 30, 2003.

Costs and Expenses: The company's pro forma costs and expenses for the six months ended June 30, 2004 were $3,753,666 compared to $510,064 for the six months ended June 30, 2003. These were attributable to executive officers compensation of $680,832, general and administrative expenses of $712,205, consulting expenses of $1,815,889, travel and promotional expenses of $307,392 and $237,340 of depreciation and amortization expense.

Profit/Loss: The company had a pro forma net loss for the six months ended June 30, 2004 of $3,339,291 as compared to $139,427 for the six months ended June 30, 2003. The net loss for the first six months of 2004 was equivalent to a diluted loss per share of $0.07. The Company continue to generate losses because of extraordinary expenses incurred in our efforts to consolidate operations and position ourselves for expansion of services and products and new acquisitions. The Company expect this loss to decline in fiscal 2004 as we anticipate our revenues to rise.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash that was derived from the private placement of its Series B Convertible Preferred Stock. If the Company needs to obtain additional capital, there can be no assurance given that we will be able to obtain such additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. The Company's intention is to derive our primary sources of funds from sales of our services and products, supplemented by debt facilities and the issuance of new equity securities. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months.

Management expects revenues to increase as a result of our March 1, 2004 agreement to acquire 100% of the outstanding shares of RSASC.

Off-Balance Sheet Arrangements

The Company do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Matters

The Company anticipate raising substantial capital in fiscal 2004. The Company do not anticipate any material capital expenditures and believe that any such expenditures will be in the natural course of our business. The Company do not have any significant elements of income or loss that do not arise from our continuing operations and our business is not seasonal. The Company believe that the impact of inflation on our operations since our inception has not been material.

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

Item 2.  Changes in Securities

(a) Except as set forth in the Certificate of Designation for the Series B Convertible Preferred Stock (the "Series B Shares"), which established liquidation priorities for the holders of the Series B Shares, there have been no other material modifications in any of the instruments defining the rights of the holders of any class of the Company's registered securities.

(b) With respect to the Series B Shares, the Company has the right to redeem any outstanding Series B Shares at any time. The redemption price will be equal to the liquidation preference price, which is $.80. The Series B Shares are convertible, even after the Company provides a notice of redemption, until the holder of the Series B Shares has received full cash payment for the Series B Shares the Company may be redeeming.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs, the Series B Preferred will be treated as senior to all other preferred stock and the Company's Common Stock. If, upon any winding up of the Company's affairs, its assets available to pay the holders of Series B Shares are not sufficient to permit the payment in full, then all the Company's assets will be distributed to those holders on a pro rata basis.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

(a) Exhibits

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley
     Act of 2002

(b) Reports on Form 8-K

1. On April 23, 2004, a report on Form 8-K was filed to inform the public of the April 15, 2004 change of the name of the Company from "Rent Shield Corporation" to "RS Group of Companies, Inc."

2. On April 28, 2004, a report on Form 8-K was filed to inform the public of the closing of the private placement of the Series B Convertible Preferred Shares and Series B-1 and Series B-2 Warrants, and the raise of $8.5 million in cash.

3. On May 4, 2004, a report on Form 8-K was filed to inform the public of (i)the April 27, 2004, determination by the Editorial Board of Standard & Poor's Corporation approval of the Company for a complete corporate listing and description in the Daily News section of their Corporate Records service (ii) the April 30, 2004 determination of the Board of Directors of the Company and of CIL to formalize the acquisition by the Company of all of the issued and outstanding shares of CIL, (iii) the April 28, 2004 issuance of 10,725,000 shares of Series B Convertible Preferred Shares and three-year Common Stock Purchase Warrants for each share of Series B Convertible Preferred Shares purchased, the first half of which are exercisable at a price of $1.50 and the second half at $2.25, offered to accredited individual and institutional investors in a private placement, in part to fund the CIL acquisition, that raised $8,580,000 before expenses, and (iv) the May 3, 2004 issuance of a press release announcing that the Company signed an exclusive strategic business relationship with Value Guaranteed Vacations, Inc.

4. On June 15, 2004, a report on Form 8-K was filed to inform the public of the June 14, 2004 resignation of Navin Chandaria as a Director of the Company and the withdrawal of Clarence Chandran from consideration for the position of Chairman of the Board of the Company.

5. On August 5, 2004, a report on Form 8-K was filed to inform the public of the effectiveness of the Company's Registration Statement on Form SB-2, relating to the Common Stock underlying the Series B Convertible Preferred Stock and the Series B-1 and Series B-2 Warrants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.


Date: August 23, 2004                    /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer


Date: August 23, 2004                    /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer