Form 10QSB
period 2004-09-30
RS GROUP OF COMPANIES INC
filed 2004-11-18
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004.

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

                                 (416) 391-4223
                            -------------------------
                            Issuers telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,499,530 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART I: FINANCIAL INFORMATION

Item 1  Financial Statements

                           RS GROUP OF COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30,    December 31,
                                                                                2004            2003
                                                                            ------------    ------------
                                                                             (Unaudited)      (Audited)
ASSETS
------

Current Assets:
   Cash and cash equivalents                                                $     53,600    $     15,073
   Accounts receivable, net                                                    7,389,047          58,492
   Prepaid expenses                                                              151,084              --
   Other current assets                                                           47,473              --
                                                                            ------------    ------------
        Total Current Assets                                                   7,641,204          73,565
                                                                            ------------    ------------

Investment in Unconsolidated Subsidiary                                           33,768              --

Property and Equipment, net                                                      144,847          12,782
                                                                            ------------    ------------

Intangible Assets:
    License and Rights Agreements, net                                         6,558,568              --

Software and development costs                                                   625,000         125,000
                                                                            ------------    ------------

Other Assets:
    Deposits                                                                          --          57,933
    Receivables from affiliated entities                                       1,400,098              --
                                                                            ------------    ------------
        Total Other Assets                                                     1,400,098          57,933
                                                                            ------------    ------------

        Total Assets                                                        $ 16,403,485    $    269,280
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                    $  3,479,695    $    258,209
   Stockholders' loans payable                                                        --         977,159
                                                                            ------------    ------------
        Total Current Liabilities                                              3,479,695       1,235,368
                                                                            ------------    ------------

Stockholders' Equity (Deficit):
  Preferred Stock Series A Convertible, (75,000,000
    shares authorized, no par value 60,000,000
    shares issued and outstanding)                                                20,000          20,000
  Preferred Stock Series B Convertible (12,725,000 shares authorized,
    no par value 8,282,500 shares issued and outstanding)                      6,626,000              --
  Common stock, (100,000,000 shares authorized,
    no par value, 21,499,530 and 15,290,030 shares issued and
    outstanding) at September 30, 2004 and December 31, 2003 respectively      8,743,899       1,264,899
  Treasury Stock (62,500 Preferred Stock Series B Convertible)                   (50,000)
  Retained Earnings (Deficit)                                                 (2,416,109)     (2,250,987)
                                                                            ------------    ------------
          Total Stockholders' Equity (Deficit)                                12,923,790        (966,088)
                                                                            ------------    ------------

          Total Liabilities and Stockholders' Equity (Deficit)              $ 16,403,485    $    269,280
                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  Period from
                                                                                 For the           Inception
                                                                                Nine Months    (February 27, 2003)
                                               For The Three Months Ended         Ended               to
                                                     September 30,             September 30,      September 30,
                                                 2004             2003              2004              2003
                                             ------------     ------------      ------------      ------------
Underwriting Insurance Premiums and
   Brokerage Fees                            $  7,481,682     $         --      $ 10,165,369      $         --
                                             ------------     ------------      ------------      ------------

Underwriting Costs and Claims                   3,307,598               --         5,857,100
                                             ------------     ------------      ------------      ------------

                                                                 4,174,084                --         4,308,269
                                             ------------     ------------      ------------      ------------
Costs and Expenses:
  Executive officers compensation                 156,747          837,579                --
  General and administrative expenses             466,440          114,537         1,066,564           136,537
  Consulting expenses                             148,090          930,000         1,963,979           980,000
  Travel and promotion expenses                   145,671          165,705           441,311           165,705
  Amortization expense                            113,702               --           189,503                --
  Depreciation expense                              6,480               --            16,857                --
                                             ------------     ------------      ------------      ------------
     Total Costs and expenses                   1,037,130        1,210,242         4,515,793         1,282,242
                                             ------------     ------------      ------------      ------------

Net Income (Loss) from operations               3,136,954       (1,210,242)         (207,524)       (1,282,242)

Income from investment in Unconsolidated
     Subsidiary                                    33,768           33,768

Other Income (Expense)                                 --               --             8,634                --
                                             ------------     ------------      ------------      ------------

Net Income (Loss) before Income Taxes           3,170,722       (1,210,242)         (165,122)       (1,282,242)


Provision for (Benefit of) Income Taxes                --               --                --                --
                                             ------------     ------------      ------------      ------------

Net Income (Loss)                               3,170,722     $ (1,210,242)     $   (165,122)     $ (1,282,242)
                                             ============     ============      ============      ============


Earnings (Loss) Per Share:
  Basic earnings (loss) per share            $       0.15     $      (0.08)     $      (0.01)     $      (0.09)
                                             ============     ============      ============      ============
  Diluted earnings (loss) per share          $       0.05     $      (0.03)     $      (0.00)     $      (0.02)
                                             ============     ============      ============      ============

Basic weighted average  common shares
    outstanding                                19,871,197       14,823,364        17,615,305        13,565,807
                                             ============     ============      ============      ============
Diluted weighted average common shares
    outstanding                                59,782,030       44,823,364        52,507,808        43,565,807
                                             ============     ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For The Nine Months Ended
                                                                       September 30,
                                                                    2004            2003
                                                                -----------      -----------
Cash Flows from Operating Activities:
  Net (loss)                                                    $  (165,122)     $(1,282,242)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
      Depreciation                                                   16,857               --
      Noncash compensation expense                                  375,000          925,000
      Amortization expense                                          189,503               --
   Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable                 (5,621,184)              --
      (Increase) in prepaid expenses                               (151,084)          (9,571)
      (Increase) in other current assets                            (47,473)              --
      (Increase) in investment in unconsolidated subsidiary         (33,768)              --
      (Increase) in receivable from affiliated entities          (1,400,098)              --
      (Increase) in deposits                                         57,933           (5,662)
      Increase (decrease) in accounts payable and accrued
        expenses                                                  1,356,584           89,496
      (Decrease) in income taxes payable                            (26,681)              --
                                                                -----------      -----------
          Net cash (used in) operating activities                (5,449,533)        (282,979)
                                                                -----------      -----------

Cash Flows from Investing Activities
    Acquisitions of fixed assets                                   (145,317)              --
    Software and development costs                                  (50,000)        (100,000)
    Acquisitions of treasury stock                                  (50,000)              --
    Net cash acquired in reverse acquisition                             --              213
    Cost of acquisition net of cash acquired                     (1,869,464)              --
                                                                -----------      -----------
          Net cash (used in) investing activities                (2,114,781)         (99,787)

Cash Flows from Financing Activities:
  Proceeds (Repayments) of stockholders' loans                     (977,159)         362,766
  Proceeds from issuance of Series B preferred stock              8,580,000               --
  Issuance of preferred stock                                            --           20,000
                                                                -----------      -----------
          Net cash provided by financing activities               7,602,841          382,766
                                                                -----------      -----------

Net Increase in Cash and Cash Equivalents                            38,527               --

Cash and Cash Equivalents, beginning of period                       15,073               --
                                                                -----------      -----------

Cash and Cash Equivalents, end of period                        $    53,600      $        --
                                                                ===========      ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $        --      $        --
                                                                ===========      ===========
    Income taxes                                                $        --      $        --
                                                                ===========      ===========

                          RS GROUP OF COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (UNAUDITED)

                                                                  For The Nine Months Ended
                                                                        September 30,
                                                                    2004             2003
                                                                 -----------      -----------
Supplemental Disclosures of noncash financing
  activities:
    Common stock issued as compensation                          $   375,000      $ 1,275,000
                                                                 ===========      ===========

    Common stock issued for software development                 $   450,000      $        --
                                                                 ===========      ===========

Supplemental Disclosures of noncash investing
  activities:
   CIL Acquisition
        Common stock issued                                      $(2,500,000)              --
        Cash acquired                                                630,536               --
                                                                 -----------      -----------

    Cost of Acquisition Net of Cash Acquired                     $(1,869,464)     $        --
                                                                 ===========      ===========

   RSASC Acquisition
        Common stock issued for license and Rights Agreement     $ 2,200,000      $        --
                                                                 ===========      ===========

   Conversion of Series B Preferred Stock to common stock        $ 1,954,000      $        --
                                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2004



1. DESCRIPTION OF BUSINESS


RS Group of Companies, Inc. (the "Company") is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. The Company has developed and is implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance and reinsurance platform products throughout North America. The Company was formerly known as "Rent Shield Corp." and changed its name to "RS Group of Companies, Inc." on April 23, 2004.

The Company is the successor, through a share exchange that occurred on April 24, 2003, to E-Hobby Network, Inc., a corporation that was formed under Florida law on January 3, 2001 and changed its name to "Rent Shield Corp." on April 8, 2003. The exchange of shares was made with Rent Gard Corporation ("Rent Gard"), a privately-held corporation formed under Florida law. Prior to the share exchange, and after giving effect to a 3-1 forward split (the record date for the stock split was April 22, 2003 with a payment date of April 29, 2003), the Company had 66,228,600 shares of common stock, no par value ("Common Stock") issued and outstanding and no preferred shares issued and outstanding.

The Company issued 60,000,000 shares of Series A Preferred to Rent Gard shareholders in exchange for all the issued and outstanding common stock of Rent Gard. This share exchange was effected as a nonpublic offering in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As a result, Rent Gard became the Company's wholly-owned subsidiary. In connection with the share exchange, the Company's majority shareholder at the time agreed to cancel 54,000,000 of 60,000,000 shares of her post-split Common Stock. As a result of the cancellation and the subsequent issuance of shares, the Company had 12,228,600 shares of Common Stock issued and outstanding and 60,000,000 shares of Series A Preferred Stock issued and outstanding as of April 24, 2003.

The Company has positioned itself as a pass-through risk solution provider of various credit related products. In November 2003, through its wholly-owned subsidiary, Rent Gard, and pursuant to a services agreement between Rent Gard and Rent Shield America Service Corporation ("RSASC"), the Company introduced RentShield(TM) (www.rentshield.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. The Rent Gard/RSASC services agreement terminated on March 1, 2004 when the Company acquired 100% of the outstanding shares of RSASC and the rights granted under the agreement in exchange for the issuance of 1,000,000 shares the Company's Common Stock to RSASC's owner. The RentShieldTM product is being marketed to real estate landlords in North America, with the objective of reducing the financial risk inherent in property management.

The Company intends to continue its efforts to develop the practice of introducing financial guarantee insurance in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. The Company is currently engaged in discussions and contract negotiations with other insurance and reinsurance companies regarding possible strategic marketing partnerships and enhanced insurance product offerings.

In November 2003, the Company entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London Coverholder that was 100% owned by Stephen Stonhill, a Director of the Company (a "Coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. The Company acquired, in a private placement transaction, all of the issued and outstanding shares of Mr. Stonhill, for $2,500,000 in cash and 1,667,000 shares of the Company's Common Stock.

Value Guaranteed Vacations Inc., a corporation formed under the laws of the Province of Ontario, Canada, and under common control with the Company ("VGV Inc."), has developed a product that offers protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. It is being marketed to large timeshare developers and promoters to offer to existing and prospective timeshare owners.

VGV Inc. has signed an agreement with New Focus Timeshare LLP to offer the VGV product into all new sales of a new timeshare company in the Las Vegas area. This new timeshare developer is converting its chain of local hotels in the Las Vegas area into timeshares and they expect to start selling in early 2005.

VGV Inc. has also completed an agreement to offer the VGV product to new purchasers of timeshare units offered by one of the industry's top ten timeshare developers, as measured by sales revenue. The deal consists of automatically including membership in VGV's unique affinity program featuring the "Timeshare Cost Protection Program" as well as additional benefits which accompany membership in all new sales. This five year agreement is expected to generate no less than $37.5 million in gross revenue over the term of the agreement. The developer is expected to begin sales of the VGV product in early 2005.

VGV Inc. has signed an agreement with Metris to issue MasterCards to members of VGV in the United States. This arrangement is expected to offer all VGV members a no fee, low interest credit card with additional benefits such as travel insurance and critical illness coverage. The deal is anticipated to provide revenue to VGV Inc. on the usage of the cards by VGV members.

RSC Capital Corporation, an affiliate of the Company, is in the late stages of the development of an insurance-backed non-conforming mortgage lending program that focuses on servicing individuals who do not qualify for a conventional mortgage. The intent is to launch this innovative mortgage product in Canada in the last quarter of 2004 and in the United States in early 2005. The program is based on outsourcing the mortgage lending process (e.g. origination, underwriting and servicing) to experienced players in the industry. In pursuit of its Canadian strategy, the Company has executed a Letter of Intent with one of Canada's premier non-conforming mortgage lenders to provide a minimum of $250 million in mortgage indemnity.

In November 2003, the Company began discussions for the acquisition of 49% of the issued share capital of Dashwood, Brewer & Phipps Ltd. ("Dashwood"), a Lloyd's Insurance Broker in London, England. On September 22, 2004, the Company signed an Agreement for the Sale and Purchase of 49% of the issued share capital of Dashwood. The Dashwood Purchase Agreement is scheduled to close no earlier than December 31, 2004 and no later than the fifth "business Day" (as defined in the Dashwood Purchase Agreement) after December 31, 2004. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood shareholders, the Company has agreed to pay such shareholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling. The closing is subject to certain conditions precedent.

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

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act, of 10,725,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), no par value, at $0.80 per share. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants (Series B-1 Common Stock Purchase Warrants or "Series B-1 Warrants") may be exercised at a price of per share of $1.50 and the remaining 5,362,500 warrants (Series B-2 Common Stock Purchase Warrants or "Series B-2 Warrants") may be exercised at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

As a condition of the April 28, 2004 private placement, and in accordance with the terms of the Registration Rights Agreement entered into by the Company and the purchasers of the Series B Shares and the Series B-1 and Series B-2 Warrants, the Company filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders; 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders; and 5,362,500 shares to be issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants. This Registration Statement was declared effective on July 30, 2004.

PRODUCTS AND SERVICES

RentShieldTM is the Company's residential rental guarantee program. It is marketed to real estate landlords in North America's $300 billion residential real estate market, with the objective of reducing the financial risk inherent in property management.

The RentShieldTM product pays up to $10,000 to the landlord for willful property damage caused to the unit by a tenant, and, should a tenant default on rental payment, pays the outstanding amount within 30 days after the rental due date for up to six months on the remaining term of the lease. The RentShieldTM damage protection benefit provides coverage for tenant damage and ensures the landlord that its rent will be paid within 30 days while the covered damage caused by a tenant is repaired. If a rental unit is abandoned by a tenant, coverage is provided from the first day that the abandonment is determined to have occurred and the Company will provide legal services through outside professionals to assist in the process of confirming a charge of abandonment.

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

VGV Inc. has developed "VGV", a product that is designed to protect vacation property timeshare owners against depreciation of their ownership interests through a timeshare owner "membership program." The Company has entered into an exclusive 10 year agreement with VGV Inc. to provide all insurance in support of VGV. VGV is designed to provide a 10-year guarantee of the value of the timeshare at the date of purchase. A timeshare developer will offer VGV to new and existing timeshare unit owners. The timeshare developer who participates in the VGV program will pay VGV Inc. a premium of 25% of the sales price of the unit, which is built into the price paid by the timeshare owner. There is also a 5% membership fee that is imposed per unit owned by the timeshare owner that joins the program. If the timeshare owner maintains participation as a VGV member for 10 years, the timeshare owner will receive the option of (i) redeeming the property for 100% of the original purchase price plus the guarantee fee or (ii) keeping the unit and being reimbursed for the guarantee fee.

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

RELATED COMPANIES AND JOINT VENTURES

Rent Gard is a wholly-owned operating subsidiary of the Company that develops, markets and distributes credit insurance and related products. Rent Gard provides underwriting, claims, marketing, product development, licensing and regulatory support to the credit insurance products offered by the Company, including its flagship product RentShieldTM.

VGV Inc., a corporation formed under Ontario, Canada law and under common control with the Company, has developed "VGV," a product that is designed to protect timeshare owners against depreciation of their timeshare ownership interests through a timeshare owner "membership program." A more detailed description is set forth under "Products and Services," above.

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

On March 1, 2004, the Company entered into an agreement to acquire 100% of the outstanding common shares of Rent Shield America Service Corporation ("RSASC"). RSASC had entered into an exclusive contract with Rent Gard to provide rental guarantee services in the United States and Canada. On April 1, 2004, pursuant to an agreement entered into on March 1, 2004, the Company acquired 100% of the outstanding shares of RSASC for 1,000,000 shares of the Company's Common Stock.

Canadian Intermediaries Limited ("CIL") became the Company's wholly-owned subsidiary through the Company's purchase, for $2,500,000 in cash and 1,667,000 shares of common stock, of all of CIL's equity shares on April 29, 2004. CIL is a corporation chartered under Canadian federal law which operates as an insurance underwriting manager and reinsurance intermediary. As underwriting manager, CIL provides support to underwriters who specialize in "hard to place" liability, bloodstock mortality and credit insurance in the North American market. CIL is a Lloyd's of London Coverholder that has been authorized to represent underwriters at Lloyd's of London for more than 16 years.

In November 2003, the Company began discussions for the acquisition of 49% of the issued share capital of Dashwood, Brewer & Phipps Ltd. ("Dashwood"), a Lloyd's Insurance Broker in London, England. On September 22, 2004, the Company signed an Agreement for the Sale and Purchase of 49% of the issued share capital of Dashwood. The Dashwood Purchase Agreement is scheduled to close no earlier than December 31, 2004 and no later than the fifth "business Day" (as defined in the Dashwood Purchase Agreement) after December 31, 2004. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood shareholders, the Company has agreed to pay such shareholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling. The closing is subject to certain conditions precedent.

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

Prior to June 14, 2004, the Company had an agreement to initiate a joint venture with LePage Products Inc. On June 14, 2004, the Board of Directors of the Company accepted the resignation of Navin Chandaria as a member of the Board, in accordance with Mr. Chandaria's personal considerations. The Company's Board of Directors also accepted Clarence J. Chandran's withdrawal of consideration for the position of Chairman of the Board, which appointment was expected to be effective originally on May 1, 2004, then extended to September 1, 2004. In connection with the resignations of Navin Chandaria and Clarence Chandran, and by mutual agreement, the Company's joint venture agreement with LePage Products Inc. was terminated. All obligations of both parties in connection therewith are in the process of being formally cancelled.

SALES AND MARKETING

The Company generally relies on its officers and support staff to contact prospective customers for its various business lines. The Company needs to attract and retain qualified and experienced marketing and sales personnel. If the Company is not successful in addressing its marketing needs, it may have to secure a strategic partner (outside marketing specialists or joint venture) who is able to bring substantial marketing resources to achieve wider acceptance for the Company's insurance products and services.

With respect to the VGV product, the Company has engaged an outside sales consulting firm based in the U.S. that specializes in marketing to the timeshare industry. The consulting agreement will pay commissions to the consultant in return for its generation of new members.

The Company maintains a general web site (www.rsgc.com) as well as sites devoted to RentShieldTM , VGV (www.vgvinc.com) and Shield Financial Services (www.shieldfinancial.com) that provide consumers with information and direct inquiries and contacts to the Company's headquarters in Toronto, Canada.

The Company's ability to distribute its insurance products is dependent on the approvals of multiple government agencies, generally U.S. state and Canadian federal and provincial insurance regulatory bodies, and other insurance bodies in countries in which the Company currently markets or intends to market its products (see "Government Approvals and Regulation" in this section).

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

Intellectual Property

The Company's ability to compete effectively depends, to a significant extent, on its ability to protect its proprietary information. The Company relies primarily on restrictive covenants and confidentiality arrangements to protect its intellectual property rights. The Company enters into confidentiality agreements with its consultants and key employees, and maintains controls over access to and distribution of software and other proprietary information. The Company may face claims by third parties that its trademarks or service marks infringe their intellectual property rights in the future. The Company has an active service mark registration with the U.S. Patent and Trademark Office for the name RentShieldTM. Registrations for "VGV" and other marks are in process. Any claim of infringement could cause the Company to incur substantial costs to defend against the claim, even if the claim is invalid, and could distract the attention of the Company's management. If any of the Company's products are found to violate third-party proprietary rights, it may be required to pay substantial damages.

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

Employees/Directors

As of September 30, 2004, the Company employed 10 full-time employees. The Company believes its future success will depend upon the continued service of key technical and senior management personnel and upon the Company's continued ability to attract and retain highly qualified technical and managerial personnel. None of its employees is represented by a labor union. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

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

The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-QSB and consequently do not include all disclosures required by Form 10-KSB. Additional information may be obtained by referring to the Company's Form 10-KSB for the year ended December 31, 2003.

The statements of operations for the three and nine months ended September 30, 2004, and for the period from inception (February 27, 2003) to September 30, 2003 are not necessarily indicative of results for the full year.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

Recently Issued Accounting Standards

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51", which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, was adopted by the Company in the third quarter of 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations or financial condition for the period ended September 30, 2004.

3. ACQUISITION OF CANADIAN INTERMEDIARIES LIMITED

In November 2003, the Company entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London Coverholder that had been controlled by Stephen Stonhill, a Director of the company (a "Coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. The Company acquired, in a private placement transaction, all of the issued and outstanding shares of CIL from CIL's sole shareholder, Mr. Stonhill, for $2,500,000 in cash and 1,667,000 shares of our Common Stock.

The acquisition of CIL has been accounted for as a purchase by the Company. The historical financial statements of the Company are the financial statements of RS Group of Companies, Inc. with the financial statements of CIL being included only from the date of the purchase on "April 30, 2004" forward. In connection with the acquisition of CIL, the Company recorded License and Rights Agreement of $4,548,071. The purchase price and License and Rights agreement intangible were determined as follows:

Cash paid                                                          $2,500,000

Estimated fair value of shares issued                               2,500,000
                                                                   ----------

Purchase price                                                      5,000,000

Less net assets acquired                                              451,929
                                                                    ---------

Excess of purchase price over net
assets acquired for license and
rights agreement                                                   $4,548,071
                                                                   ----------

The Company intends to amortize these costs over 10 years.

4. CAPITAL STOCK

Series B Shares

On April 28, 2004, the Company closed a private placement of 10,725,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), no par value, at $0.80 per share. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants may be exercised at a price per share of $1.50 and the remaining 5,362,500 warrants may be exercised at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

As a condition of the April 28, 2004 private placement, and in accordance with the terms of the Registration Rights Agreement entered into by the Company and the purchasers of the Series B Shares and the Series B-1 and Series B-2 Warrants, the Company filed a Registration Statement on Form SB-2 (the "Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC") to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders, 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders, and 5,362,500 shares to issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants. The Registration Statement was declared effective by the SEC on July 30, 2004.

During September 2004, Series B Preferred shareholders converted 2,442,500 Series B Shares into shares of common stock. In addition, during September 2004, the Company repurchased 62,500 shares of the Series B Shares for $50,000, which as been reflected as Series B Preferred treasury stock in the Stockholders' Equity section of the Balance Sheet as of September 30, 2004.

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

Canadian Intermediaries Limited Acquisition

On November 18, 2003, the Company entered into a Share Purchase Agreement to purchase all of the issued and outstanding shares of Canadian Intermediaries Limited ("CIL") of Toronto, Canada. Under its terms, the Company would acquire the shares of CIL for $2,500,000 in cash and 1,667,000 shares of the Company's Common Stock valued at $2,500,000.

CIL had been owned since 1995 by Stephen Stonhill, its sole shareholder. Mr. Stonhill currently serves as a Director of the Company. CIL specializes in "hard-to-place" Liability Insurance and Credit Insurance in the North American Market and is an established and respected Coverholder representing underwriters at Lloyd's of London. The transaction closed on April 29, 2004.

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

During the six month period ended June 30, 2004, these loans were repaid by the Company. During the nine month period ended September 30, 2004, the Company made cash advances and charged related entities for occupancy and expense sharing arrangements which resulted in a balance of $1,400,098 owing to the Company at September 30, 2004.

6. COMMITMENTS AND CONTINGENCIES

Acquisitions and Joint Ventures

LePage Products, Inc, Joint Venture

On February 19, 2004 the Company entered into a joint venture agreement with LePage Products Inc., a company whose Chief Operating Officer, Clarence Chandran, was to become Chairman of the Board of the Company effective September 1, 2004.

On June 14, 2004, the Board of Directors of the Company accepted the resignation of Navin Chandaria as a member of the Board of Directors, in accordance with Mr. Chandaria's personal considerations. The Company's Board of Directors also accepted Clarence J. Chandran's withdrawal of consideration for the position of Chairman of the Board. In connection with the resignations of Navin Chandaria and Clarence Chandran, and by mutual agreement, the joint venture agreement with LePage Products Inc, and the Company was terminated, with all obligations of both parties cancelled.

Dashwood Acquisition

On March 1, 2004 the Company entered into a definitive agreement with the Board of Directors of Dashwood, Brewer & Phipps Ltd ("Dashwood"), Lloyd's Insurance Brokers, to purchase 49% of Dashwood's issued share capital. On September 22, 2004, the Company signed an Agreement for the Sale and Purchase of 49% of the issued share capital of Dashwood. The Dashwood Purchase Agreement is scheduled to close no earlier than December 31, 2004 and no later than the fifth "business Day" (as defined in the Dashwood Purchase Agreement) after December 31, 2004. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood shareholders, the Company has agreed to pay such shareholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling. The closing is subject to certain conditions precedent.

The acquisition of an interest in Dashwood will effectively provide the Company a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. Under the terms of the Dashwood agreement, the Company has agreed to place insurance in the London and Lloyd's markets through Dashwood. The Dashwood purchase cost will be recouped through brokerage commissions earned by Dashwood from insurance placed by the Company through Dashwood. Through this equity position, the Company will effectively recover 49% of the brokerage expenses on business it expects to place through Dashwood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company's business model for RentShield(TM) rests on three prerequisites (a) the acquisition of insurance capacity sufficient to capture a meaningful percentage of the total North American rental market, (b) the design and build of an enterprise computer system to handle the requisite number of transactions and (c) the design of appropriate marketing and sales strategies to drive target customers to its computer system. Management is satisfied with its progress to date on all three counts. The Company is positioned to own and manage a group of vertically integrated insurance and finance businesses that support credit insurance products, including its core RentShieldTM product. The Company will be providing strategic advice and expertise to its affiliated companies and ventures. As a result of the Company's strategic placement in the market place, the Company has organized itself as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

The Company's initial efforts have been focused primarily on the introduction of the RentShieldTM program to North America's $300 billion residential rental market. In support of the Company's comprehensive business strategy, the Company plans to open offices in Miami, New York and London, England, in addition to its Toronto, Canada headquarters. In structuring the enterprise as a holding company organization, the Company was placed in a position to own and manage, on an coordinated basis, a group of vertically integrated insurance and finance businesses that support various credit insurance products, including the Company's core product, RentShield(TM). The officers and directors of the Company will provide strategic advice and expertise to the affiliated companies and partners. The Company's organizational structure allows the Company to efficiently manage operating subsidiaries in different regions of the world or in distinct but compatible lines of business. This will facilitate the flow of revenue but should not hinder the operational control of the Company's subsidiaries and affiliates by executives and/or directors. The Company is in the process of organizing itself as a vertical integration of companies offering insurance underwriting, insurance distribution, affinity program management, financial services, credit collection, credit data compilation and legal-service support. The Company is also expanding into the following general product areas:
Credit Default Insurance, Residual Value Insurance, Mortgage Default Insurance and Timeshare Fair Market Value.

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

The Company's Mortgage Default Insurance is a credit insurance product purchased by a mortgage company to facilitate the offering of higher than average risk mortgages. The coverage trigger is the default in payment by the mortgagor and it guarantees up to the full value of the mortgage.

Another segment of the Company's business is timeshare fair market value insurance, a product that guarantees a timeshare purchaser will receive their full investment in the timeshare should they wish to sell it after ten years. The Company has a strategic business relationship with Value Guaranteed Vacations, Inc. ("VGV"), a privately held affiliate of the Company and the provider of an insurance product that offers timeshare property owners protection against depreciation of their ownership interests. The Company has entered into a letter of intent to acquire VGV in exchange for the issuance of 12 million warrants with a $3.50 exercise price.

As a result of the Company's strategic placement in the market place, it has organized itself as a vertical integration of underwriting, distribution, affinity program management, financial services, credit collection, credit data compilation and legal service support.

The Company's London (U.K.) broker, Dashwood, has negotiated insurance and reinsurance underwriting in order to support RentShieldTM products. Currently, underwriting commitments will allow the Company to insure approximately 1.2% of the entire US market. Gross premiums earned from the underwriting are expected to be approximately US $58.5 Million, and it is estimated that claims will not exceed 6% of the gross premium income.

The Company is acquiring a 49% interest in Dashwood which allows the Company to recapture 49% of the brokerage paid to Dashwood, which projected amount could be as high as $8,000,000 over the next two years. This acquisition will allow the Company to recover 49% of the brokerage fees paid to Dashwood. The Company projects that such percentage could result in revenues of $8 million by the end of fiscal year 2005 and 2006.

Dashwood is currently negotiating with other underwriters to increase pooled capacity, with the objective of achieving gross revenues of approximately $400 million. Accordingly, the Company is attempting to develop a reinsurance business model that will increase reinsurance capacity, by utilizing quota-sharing agreements with additional underwriters to increase primary capacity.

Timeshare Fair Market Value insurance is a product that guarantees a timeshare purchaser will receive their full investment in the timeshare should they wish to sell it after 10 years. It is a new product that the Company believes will revolutionize the sale and resale values of timeshares worldwide.

The Company has positioned itself as a pass-through risk solution provider of various credit related products. In November 2003, through its wholly-owned subsidiary, Rent Gard, the Company introduced RentShieldTM (www.rentshieldexpress.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. On March 1, 2004, the Company acquired 100% of the outstanding shares of Rent Shield America Service Corporation ("RSASC") and the rights granted under its agreement with Rent Gard in exchange for 1,000,000 shares of the Company's Common Stock.

CIL became a wholly-owned subsidiary through the Company's purchase from Stephen Stonhill, a member of the Board of Directors, for $2,500,000 in cash and 1,667,000 shares of the Company's Common Stock, of all of CIL's equity shares on April 29, 2004. CIL is a chartered corporation under Canadian federal law that is an insurance underwriting manager and reinsurance intermediary. As underwriting manager, CIL provides support to underwriters who specialize in "hard to place" liability, bloodstock mortality and credit insurance in the North American market. It is a Lloyd's Coverholder that has been authorized to represent underwriters at Lloyd's of London for more than 16 years.

The Company's business continues to evolve and it is building a presence in several segments. The RentShieldTM program is the Company's core product, seeking to introduce into North America's $300 Billion rental market a product that securitizes the residential rental income market, guaranteeing landlords the payment of their rent on an uninterrupted basis, as well as providing other needed services. Securitization has occurred in most areas of fixed income business: mortgages, credit cards, automobile leases, automobile loans, commercial real estate, residential real estate, etc. and yet has not occurred with rental income using a retail model.

The Company has secured a commitment in the amount of $1.6 billion in underwriting capacity for the RentShield program from Strategy Insurance Limited. The Company expects to finalize its negotiations with Aon Risk Services by the end of the year. This partnership is expected to allow Aon Risk Services and RS Group of Companies, Inc. to jointly sell and manage the RentShield(TM) program to new and existing Aon clients. Through Aon, the Company has tentatively secured additional underwriting capacity from a carrier rated "A" by Standard and Poors' for the RentShield program. The Company is currently finalizing the agreement and will shortly announce the name of the insurance company.

On February 19, 2004, the Company entered into a joint venture agreement with LePage Products Inc That agreement was terminated by mutual consent of the parties on June 14, 2004.

On March 1, 2004, the Company entered into an agreement to acquire 100% of the outstanding shares of RSASC, a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of common stock and for the waiver all and any amounts due to the Company by RSASC.

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act, of 10,725,000 shares of Series B Convertible Preferred Stock ("the Series B Shares"), no par value, at $0.80 per share. This offering also entitled the purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants (Series B-1 Common Stock Purchase Warrants or "Series B-1 Warrants") are exercisable at a price of per share of $1.50 and the remaining 5,362,500 warrants (Series B-2 Common Stock Purchase Warrants or "Series B-2 Warrants") at a price per share of $2.25. Pursuant to that private placement, the Company received a total of $8,580,000, before expenses.

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

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

From time to time, including herein, the Company may publish "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by the Company and its management in connection with the Company's business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements"." In evaluating the Company, our business and any investment in our business, readers should carefully consider the following factors.

LICENSING AND LEGISLATION

The Company will be required to become licensed by the insurance regulators in each jurisdiction in the United States and Canada that the Company selects to conduct its insurance business. Accordingly, the Company's objective of having requests for licensing approved in a prompt manner is subject to the procedures, infrastructure and staff capacities of such insurance regulators. The Company is required to comply with a complex set of rules and regulations that often vary from state to state and country to country. If it fails to comply with these rules and regulations, the Company, its subsidiaries and affiliates, any insurance company doing business with the Company, its officers, or agents with whom the Company contracts could be subject to various sanctions, including censure, fines, a cease-and-desist order or other penalties. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to the Company's business or otherwise harm its business. In order to mitigate the risk of regulatory delay, the Company has structured its consumer insurance products, especially the Rent ShieldTM program, so that they are part of a suite of services subscribed to by its members. Because the Company itself purchases insurance protection to transfer 100% of the risk of the rental guarantee, in most jurisdictions this requires no agency licensing by the Company. However, new legislation may be passed and regulations imposed in various jurisdictions that might negatively impact the Company's business operations and economics of its programs, and may subject the Company's products and services to increased regulatory oversight.

MARKET WITHDRAWAL BY UNDERWRITERS

When an insurance underwriter wishes to withdraw from a market it will typically give the client approximately one year's notice to replace its underwriting commitment. If a company is heavily committed to one underwriter this can be devastating. The Company has built its retail underwriting capacity upon multiple sources of underwriting support to attempt to reduce the impact of this possibility. However, no assurance can be given that a withdrawal by one or more of the Company's underwriters will not have a material effect.

CATASTROPHIC LOSS

Traditional catastrophic exposures, such as windstorm, fire and terrorism, are excluded from policies written under the RentShieldTM program. The Company's credit default insurance, like many insurance products, is subject to unpredictable risks that could result in catastrophic losses. For example, the economy of a given geographic area may suddenly enter a recessionary period resulting in a sudden rise in rental defaults. The Company's product line will be spread among diverse geographic, economic and industrial sectors throughout North America and Europe in an effort to reduce this risk exposure, but the Company can give no assurance that it will be successful in reducing such risk.

ADEQUACY OF RESERVES

Unpaid claims and claim adjustment expenses with respect to the Company's insurance products represent its best estimate of amounts necessary to settle all outstanding claims, including claims that are incurred but not reported as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, experience with similar cases and various historical patterns. Consideration is given to such historical patterns as field reserving trends and claims settlement practices, loss payments, inflation, reinsurance program changes, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes. The process of establishing loss reserves is complex and imprecise because it is subject to variables that are influenced by significant judgmental factors. Establishing loss reserves, including loss reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, litigation results, rental prices, and other factors can all affect the ultimate claim costs. In addition, time can be a critical factor in reserving determinations, since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement can be. Inadequate reserves, whether through the Company's internal miscalculations or through external factors, may negatively impact business and may also trigger a failure on the Company's part to comply with regulatory requirements that may limit or eliminate its ability to conduct business in certain jurisdictions.

COST OF REINSURANCE

The Company attempts to limit risk of loss through the practice of reinsurance. The availability and cost of reinsurance protection is subject to market conditions, which are outside of the Company's control. As a result, the Company may not be able to successfully reduce risk through these arrangements. In particular, recent tightening of availability in the reinsurance market has led to increased prices and/or less favorable terms during the renewal of some existing reinsurance agreements. In addition, the Company is subject to credit risk with respect to reinsurance because the ceding of risk to reinsurers does not relieve the Company of our obligation as primary insurer to customers. The Company may also experience difficulties in the future in recovering material reinsurance receivables under its reinsurance if one or more reinsurers suffers a financial downturn or ceases doing business.

ECONOMIC DOWNTURN

In a significant economic downturn, people tend to allocate their resources to more essential goods and services to address more immediate needs. It may become more difficult for consumers to afford insurance premiums and the purchase of insurance may even be perceived as a luxury to some consumers. Even if there may be little immediate effect on the Company's products, it will attempt to deploy its products and services on a broad regional basis in order to diversify risks and mitigate the effect of an economic downturn. There is no assurance that such diversification and mitigation can be accomplished nor can the Company be certain that a major economic downturn could be offset by geographic diversification. Accordingly, a major downturn in the domestic and international economy could, for the Company's products and services, have a material adverse effect on the Company's business, financial condition and prospects.

POOR DEMAND

Poor demand for the Company's products and services could have a significant negative impact on business and prevent it from attaining its goals. With respect to the RentShieldTM product, small focus group studies have been held and individual interviews with landlords in two major markets, which have indicated a broad acceptance of the RENTSHIELDTM concept. Such surveys are helpful but are not statistically accurate studies, nor do they guarantee that the Company will have success. Some potential participating landlords have expressed interest in the RENTSHIELDTM product, even if they are unable to pass the cost on to the tenant. While such feedback is promising, there can be no assurance that the appeal of the Company's products and demand is widespread.

THE COMPANY FACES COMPETITION WHICH COULD RESULT IN LOWER REVENUES

The insurance industry is highly competitive. Currently, there is less competition in the Company's particular product sectors, particularly the rental unit insurance program and time-share unit insurance, than in the general insurance industry product sectors. However, the Company expects to see increased competition from several other companies, including large, well capitalized international ones. The Company has taken steps, including but not limited to pursuing strategic alliances and negotiations for joint ventures, in order to protect current and projected market share, should competitors enter the market place. However, there is no assurance that such efforts will be successful.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE

The Company has a history of operating losses. The Company cannot predict when, or if, it will ever achieve profitability. If the Company continues to experience operating losses, an investment in its Common Stock is at risk of being lost.

THE COMPANY MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND ITS OPERATIONS AND FINANCE GROWTH

The development of programs will require additional capital. The Company's business plan is to acquire additional revenue-producing assets in the insurance sector, both domestically and abroad. The Company may seek capital through the issuance of additional equity or take on debt if the terms are appropriate. While the Company's strategy is to acquire companies or enter into joint ventures with revenue-generating and profitable entities, it may be unable to obtain additional funds in a timely manner or on acceptable terms. This would render the Company unable to fund operations or expand its business. If unable to obtain capital when needed, the Company may have to restructure its business (which may include divesting of certain assets or abandoning certain sectors of the insurance lines in which it currently or intends to specialize) or delay or abandon its development and expansion plans. Although the Company has been successful in the past in obtaining equity financing for working capital and capital expenditures, it will have ongoing capital needs as it expands its business. If additional funds are raised through the sale of equity or convertible securities, your ownership percentage of the Company's Common Stock will be reduced. In addition, these transactions may dilute the value of the Common Stock. The Company may have to issue securities that have rights, preferences and privileges that are senior to the Common Stock. If additional funding is sought through the issuance of debt securities or to secure borrowings, the terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

FUTURE ACQUISITIONS OF OTHER COMPANIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND CREATE ADDITIONAL EXPENSES

The Company has completed the acquisition of Canadian Intermediaries Limited and is in the process of reviewing several other potential acquisition or joint venture candidates. The Company's strategy may include building its business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to the Company. Further, acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If acquired businesses are not successfully integrated, the Company's current business will suffer.

IF ANTICIPATED GROWTH IS NOT EFFECTIVELY MANAGED BUSINESS MAY SUFFER

If the Company pursues greater current market share and potential new market opportunities, such expansion of operations is expected to place a strain on personnel, management, financial and other resources. To manage growth effectively, the Company must, among other things, successfully attract, train, motivate and manage a larger number of employees for product development, administrative, sales and customer support activities; control higher working capital requirements; seek to acquire or enter into joint ventures with companies that have self-sustaining operations that will not place strains on the Company's management and resources; and , improve the efficiencies within operating, administrative, financial and accounting systems, procedures and controls. If growth is not properly managed, the Company may incur unnecessary expenses and the efficiency of operations may decline.

THE COMPANY WILL NEED TO EXPAND ITS INTERNAL SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENGAGE A SIGNIFICANT OUTSIDE PARTNER

The Company currently has a small marketing and sales team in the organization and will need to attract additional qualified and experienced marketing and sales personnel. If this recruitment effort does not successfully address the Company's marketing needs, it may have to secure a strategic partner who is able to bring in substantial marketing resources to achieve wider acceptance for the Company's insurance products and services. The inability to expand the size and quality of the sales and marketing force and/or partner with an institution that has the sales skills and experience needed may negatively impact the Company' business, financial condition and prospects.

THE COMPANY MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO MAINTAIN OR EXPAND OUR OPERATIONS

Every enterprise faces potential attrition problems. To maintain the Company's current business as well as accomplish the objective to grow, it must attract and retain highly skilled managerial, sales and marketing, actuarial and product development personnel. If the Company fails to attract and retain the necessary personnel, it may be unable to achieve current business objectives or achieve growth and may lose competitive position, which could lead to a significant decline in net revenues. The Company faces significant competition for these skilled professionals from other companies, academic institutions, government entities and other organizations.

THE COMPANY'S SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Company's future success depends to a significant degree on the skills and efforts of the Chairman of the Board and Chief Executive Officer, John Hamilton. If his services were lost, the business and operating results of the Company could be adversely affected. The Company also depends on the ability of other executive officers and members of senior management to work effectively as a team. The loss of one or more of these executive officers or senior management members could impair the Company's ability to manage the business effectively.

CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS

The Company faces corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. The Company expects that these and other new laws, rules and regulations may increase its legal and financial compliance costs and make some activities more difficult, time consuming and costly. The Company also expects that new regulatory requirements will make it more difficult and more expensive for it to obtain director and officer liability insurance. The Company may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult to attract and retain qualified individuals to serve as members of the Board of Directors or committees of the Board that may be established by the Company, particularly the audit committee.

INTERNATIONAL BUSINESS RISKS

As operations expand into the international sector, the Company will face political, legal, operational and other risks not encountered by its U.S. operations. The Company faces the risks of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that could prevent it from transferring funds from these operations out of the countries in which they operate or converting local currencies it holds into U.S. dollars or other currencies. In addition, the Company will rely on local sales forces in these countries and may encounter labor problems resulting from workers' associations and trade unions in some countries. The Company's foreign insurance operations generally will write policies denominated in local currencies and in large part invest in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into the financial statements and could have a material adverse effect on business, financial condition or results of operations. Furthermore, emerging foreign markets can be subject to severe economic and financial disruptions, including significant devaluations of their currencies and low or negative growth rates in economies.

THE COMPANY MAY ISSUE ADDITIONAL SHARES OF CAPITAL STOCK THAT COULD DILUTE THE VALUE OF SHAREHOLDERS' COMMON STOCK

The Company is authorized to issue both Common and Preferred Stock. The Company's capital stock consists of 100,000,000 authorized shares of Common Stock, no par value, and 87,725,000 authorized shares of Preferred Stock, which consists of 75,000,000 authorized shares of Series A Convertible Preferred Stock, no par value, and 12,725,000 authorized shares of Series B Convertible Preferred Stock, no par value. The Series A Convertible Preferred Stock is convertible into Common Stock at a rate of one share of Common Stock for every two shares of Series A Convertible Preferred Stock. The Series B Preferred is convertible into Common Stock at a rate of one share of Common Stock for every one share of Series B Convertible Preferred Stock (subject to adjustments to the conversion price, currently $.80 per share, resulting from dividends, splits, and other factors). Three-year Common Stock purchase warrants were issued in two series, Series B-1 Warrants and Series B-2 Warrants, by the Company as of April 28, 2004. If all of these warrants are exercised, they will be exchanged for a total of 10,725,000 shares of Common Stock. In light of the need for additional financing, the Company may authorize and issue shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of investors' shares of Common Stock.

THE COMPANY HAS NEVER PAID DIVIDENDS ON ITS CAPITAL STOCK, AND DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE

The Company has not paid dividends on any of its classes of capital stock to date, and currently intends to retain its future earnings, if any, to fund the development and growth of its business. As a result, capital appreciation, if any, of the Common Stock will be a common stockholder's sole source of gain for the foreseeable future.

PRICE VOLATILITY; LIMITED TRADING MARKET

The Company's Common Stock is thinly traded in comparison to companies with greater market capitalization. The Company has experienced more volatility than most higher priced stocks. As a result, large sell trades, negative news and general economic pressures on the stock market can have an impact on the price of the Common Stock that is more pronounced than securities of other issuers with larger listed stock volume or higher prices per share. If shareholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. Further, the Company's Common Stock has a limited float. A large percentage of the outstanding common stock is held by management and insiders, so the float is limited and the stock is much less liquid.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues: Revenues for the three months ended September 30, 2004 were $7,481,682 compared to no revenues for the three months ended September 30, 2003.

Costs and Expenses: The Company's costs and expenses for the three months ended September 30, 2004 were $1,037,130 compared to $1,210,242 for the second quarter of 2003. These were attributable to executive officers' compensation of $156,747, general and administrative expenses of $466,440, consulting expenses of $148,090, travel and promotional expenses of $145,671 and $120,182 of depreciation and amortization expense.

Profit/Loss: The Company had net income for the quarter ending September 30, 2004 of $3,170,722 as compared to a net loss of $1,210,242 for the quarter ended September 30, 2003. The net income for the third quarter of 2004 was equivalent to a diluted earnings per share of $0.05. The Company's underwriting and brokerage fees increased significantly in the quarter and resulted in a profit for the period. The Company is succeeding in its efforts to consolidate operations and position itself for expansion of services and products and new acquisitions.

Current Assets and Cash. For the three months ended September 30, 2004, the Company had cash and cash equivalents of $53,600 in contrast to $0 for the third quarter of 2003. The Total Current Assets of the company as at September 30, 2003 was $9,571 which amount was $7,641,204 at September 30, 2004.

Liquidity and Capital Resources

If the Company needs to obtain additional capital, there can be no assurance given that it will be able to obtain such additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company's business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. The Company's intention is to derive its primary sources of funds from sales of its services and products, supplemented by debt facilities and the issuance of new equity securities. The Company believes that it has sufficient liquidity to meet all of its cash requirements for the next 12 months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters

The Company does not anticipate raising further capital in fiscal 2004. The Company does not anticipate that it will undertake any material capital expenditures outside of its ordinary course of business. The Company does not have any significant elements of income or loss that do not arise from continuing operations and the Company's business is not seasonal. The Company believes that the impact of inflation on its operations since inception has not been material.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs, the Series B Preferred will be treated as senior to all other preferred stock and the Company's Common Stock. If, upon any winding up of the Company's affairs, the assets available to pay the holders of Series B Shares are not sufficient to permit the payment in full, then all of the Company's assets will be distributed to those holders on a pro rata basis.

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

(a) Exhibits

31.1     CEO Certification required under Section 302 of Sarbanes-Oxley Act of
         2002

31.2     CFO Certification required under Section 302 of Sarbanes-Oxley Act of
         2002

32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.


Date: November 16, 2004                  /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer


Date: November 16, 2004                  /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer