Form 10KSB
period 2004-12-31
RS GROUP OF COMPANIES INC
filed 2005-04-18
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2004.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

--------------------------------------------------------------------------------

          Issuer's revenues for the 2004 fiscal year were $16,322,437.

         As of March 14, 2005, 26,244,530 shares of Common Stock (no par value)of the issuer's were outstanding and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the issuer's common stock on March 14, 2005 was approximately $18,371,170.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           RS GROUP OF COMPANIES, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2004

                               ITEMS IN FORM 10-KSB
                                ------------------



                                     PART I.
Item 1.     DESCRIPTION OF BUSINESS

Item 2.     DESCRIPTION OF PROPERTIES

Item 3.     LEGAL PROCEEDINGS

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 7.     FINANCIAL STATEMENTS

Item 8.     CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.    CONTROLS AND PROCEDURES

                                    PART III.

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 10.    EXECUTIVE COMPENSATION

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

General

RS Group of Companies, Inc. is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. We have developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America. We were formerly known as "Rent Shield Corp." and changed our name to "RS Group of Companies, Inc." on April 23, 2004.

We are the successor, through a share exchange that occurred on April 24, 2003, to E-Hobby Network, Inc., a corporation that was formed under Florida law on January 3, 2001. Our name was changed to "Rent Shield Corp." on April 8, 2003. The exchange of shares was made with Rent Gard Corporation, a privately-held corporation formed under Florida law. Prior to the share exchange, and after giving effect to a 3-1 forward split (the record date for the stock split was April 22, 2003 with a payment date of April 29, 2003), we had 66,228,600 shares of common stock, no par value issued and outstanding and no preferred shares issued and outstanding.

We issued 60,000,000 shares of Series A Preferred Stock to Rent Gard stockholders in exchange for all the issued and outstanding common stock of Rent Gard. This share exchange was effected as a nonpublic offering in reliance upon the exemption from registration under Section 4(2) of the Securities Act. As a result, Rent Gard became our wholly-owned subsidiary. In connection with the share exchange, our majority shareholder at the time agreed to cancel 54,000,000 of 60,000,000 shares of her post-split common stock. As a result of the cancellation and the subsequent issuance of shares, we had 12,228,600 shares of common stock issued and outstanding and 60,000,000 shares of Series A Preferred Stock issued and outstanding as of April 24, 2003.

We have positioned ourselves as a pass-through risk solution provider of various credit related products. In November 2003, through our wholly-owned subsidiary, Rent Gard, and pursuant to a services agreement between Rent Gard and Rent Shield America Service Corporation, we introduced RentShield(TM) (www.rentshield.com), a residential rental guarantee program being offered to North America's $300 billion residential real estate market. The Rent Gard/Rent Shield America services agreement terminated on March 1, 2004 when we acquired all of the outstanding shares of Rent Shield America and the rights granted under the agreement in exchange for the issuance of 1,000,000 shares of our common stock to Rent Shield America's owner. The RentShieldTM product is being marketed to real estate landlords in North America, with the objective of reducing the financial risk inherent in property management.

We intend to continue our efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. We are currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced insurance-backed product offerings.

In November 2003, we entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited, a Lloyd's of London Coverholder that was 100% owned by Stephen Stonhill, a Director of RS Group (a "Coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. We acquired, in a private placement transaction, all of Mr. Stonhill's Canadian Intermediaries shares, for $2,500,000 in cash and 1,667,000 shares of our common stock.

Value Guaranteed Vacations Inc., a corporation formed under the laws of the Province of Ontario, Canada, was acquired by us on October 1, 2004 from our chief executive officer and director, John Hamilton, for the forgiveness of $101,291 debt owed to us by VGV in exchange for all of VGV Inc.'s outstanding common stock. VGV Inc. has developed an affinity program that offers as one of many of its benefits, protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. The VGV(TM) Club offers owners of timeshare units offered by timeshare developers that have contracted with VGV Inc. a 10 year guarantee of the value of the timeshare at the date of purchase, as well as a no fee credit card and travel related discounts including AIG travel insurance while at their timeshare. This membership program is being marketed to large timeshare developers and promoters who will in turn offer the program to existing and prospective timeshare owners.

A developer who participates in the program will pay VGV Inc. a program fee of 25% of the sales price of the unit, which is embedded into the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. If the timeshare owner maintains participation as a VGV(TM) Club Member for 10 years, the timeshare owner will receive the option of (i) redeeming the property for the original purchase price (excluding all VGV(TM) Club membership fees and all applicable taxes), or (ii) extending their membership in the program for an additional 5 or 10 years for a minimal cost.

In July 2004, VGV Inc. signed an agreement with New Focus Timeshare LLP, a new timeshare company in the Las Vegas area, to offer the VGV(TM) Club to all of New Focus' their new customers. New Focus is converting its chain of local hotels in the Las Vegas area into timeshares.

VGV Inc. has also completed an agreement with one of the timeshare resort industry's top ten developers, as measured by sales revenue. This developer is currently offering the VGV Inc. program to new purchasers of timeshare units in the Canadian timeshare market. The deal consists of automatically including membership into VGV Inc.'s unique affinity program featuring the "Timeshare Cost Protection Program," as well as additional benefits that accompany membership in all new sales. This five year agreement is expected to generate no less than $375 million in gross revenue over the signed term.

Additional revenue is anticipated through the usage of credit cards by VGV(TM) Club Members. VGV Inc. has arranged for MasterCards to be offered to VGV(TM) Club Members in the United States a pre-approved, no annual fee credit card.

Shield Financial Services, another of our subsidiaries, has entered into an exclusive 10 year agreement with VGV Inc. to provide all insurance requirements in support of the VGV(TM) Club. With respect to the VGV(TM) Club program, we have engaged an independent consulting firm based in the U.S. that specializes in marketing to the timeshare industry. The consulting agreement will pay commissions to the consultant in return for its generation of new Members.

RSC Capital Corporation, our wholly-owned subsidiary, is in the final stages of developing an insurance-backed, non-conforming mortgage lending program that focuses on servicing individuals who do not qualify for a conventional mortgage. The program will be distributed, beginning in 2005, through mortgage brokers in Canada and the United States. RSC Capital is currently working to arrange a $300,000,000 mortgage indemnity insurance facility for the program.

RSC Capital is also presently exploring the option of marketing the program exclusively to a large sub-prime lender who has a need for this product. Negotiations are continuing.

In November 2003, we began discussions for the acquisition of 49% of the issued share capital of Dashwood, Brewer & Phipps Ltd., a Lloyd's Insurance Broker in London, England. On September 22, 2004, we signed an Agreement for the Sale and Purchase of 49% of the issued share capital of Dashwood. The Dashwood Purchase Agreement was scheduled to close no earlier than December 31, 2004 and no later than the fifth "business Day" (as defined in the Dashwood Purchase Agreement) after December 31, 2004. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood stockholders, we agreed to pay such stockholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling (approximately US$2,800,000). We completed this acquisition on January 7, 2005.

We expect to recoup the cost of this investment in Dashwood by placing insurance through Dashwood in amounts sufficient to generate substantial brokerage commissions for Dashwood. Since we are entitled to receive in 49% of Dashwood's profits, we will effectively recapture 49% of our brokerage expenses that would have been paid to non-related brokers on insurance derived from our business lines that we intend to place through Dashwood.

On April 28, 2004, we closed a private placement (pursuant to Rule 506 of Regulation D of the Securities Act), of 10,725,000 shares of Series B Convertible Preferred Stock, no par value, at $0.80 per share. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants or Series B-1 Warrants, may be exercised at a price of per share of $1.50 and the remaining 5,362,500 warrants or Series B-2 Warrants, may be exercised at a price per share of $2.25. Pursuant to that private placement, we received a total of $8,580,000, before expenses of $962,000.

As a condition of the April 28, 2004 private placement, and in accordance with the terms of the Registration Rights Agreement we filed a Registration Statement on Form SB-2 with the SEC to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders; 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders; and 5,362,500 shares to be issued upon the exercise of the Series B-1 Warrants and 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants. This Registration Statement was declared effective on July 30, 2004 and amended by post-effective amendment on August 18, 2004.

On September 15, 2004 we entered into a Memorandum of Understanding with Initiatives Canada Corporation, Canadian Literacy Initiatives, Silver City Trading Corporation and ICC Initiatives Corporation, each a company formed under the laws of Ontario, Canada, to provide brokerage services to find and arrange underwriting services, and on October 15, 2004, we entered into a Services Agreement with Initiatives Canada Corporation and Canadian Literacy Initiatives, each a company formed under the laws of Ontario, Canada providing a charitable donation program with benefits for both Canadian-based registered charities and participating Canadian Taxpayers. We were engaged to provide certain administrative services in support of the donation program offered by Initiatives Canada and Canadian Literacy Initiatives.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy International Insurance Group, Inc. that may result in our becoming a wholly-owned subsidiary of Strategy. The chief executive officer and chairman of the Board of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. Strategy does not plan to change our executive team, strategic direction or branding.

We anticipate that Strategy will offer cash and stock to acquire on the common stock. We are currently negotiating the specific structure and consideration for the proposed combination. To date, however, no formal agreement between the parties has been reached. We cannot be certain that we will reach an agreement with Strategy or that the terms of such agreement will be acceptable to our stockholders.

Products and Services

Canadian Intermediaries Limited.

Canadian Intermediaries is a Lloyd's of London Coverholder, which is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents. Through this subsidiary, we have the ability to specialize in "hard-to-place"liability insurance and credit insurance. In 2004, revenue from insurance underwriting premiums amounted to approximately $10,424,000. In 2004, approximately 96% of the underwriting insurance premiums were generated under the Coverholder agreement with Lloyd's of London. Under the terms, the agreement can be cancelled or terminated under a variety of circumstances (as described) including cancellation without prejudice by

Lloyd's with sixty days notice. Although management believes that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

RentShield(TM).

RentShield(TM) is our residential rental guarantee program. It is marketed to real estate landlords in North America's $300 billion residential real estate market, with the objective of reducing the financial risk inherent in property management. The RentShield(TM) program is in the process of being introduced to the market and has not yet generated any revenues for us.

The RentShield(TM) product pays up to $10,000 to the landlord for willful property damage caused to the unit by a tenant and, should a tenant default on rental payment, pays the outstanding amount within 30 days after the rental due date for up to six months on the remaining term of the lease. The RENTSHIELDTM damage protection benefit provides coverage for tenant damage and ensures the landlord that its rent will be paid within 30 days while the covered damage caused by a tenant is repaired. If a rental unit is abandoned by a tenant, coverage is provided from the first day that the abandonment is determined to have occurred and we will provide legal services through outside professionals to assist in the process of confirming a charge of abandonment.

This program eliminates the last month's rent, upfront payments and security deposits from the tenant's cost of moving in and speeds the landlord's process of qualifying a tenant for an apartment. We have entered into an agreement with National Credit Systems Inc. to collect the landlord's outstanding rent payments. This program also covers any associated legal, eviction or collection fees. Landlords are charged an initial membership fee per tenant. This covers the background and credit checks of tenants (see RentShield(TM) Express below) and other initial administrative services for the landlord. Thereafter, the landlord is charged a percent of its rent roll, which is paid to the Company either up front, on an annual basis, or on a monthly basis as a direct withdrawal from the landlord's bank account.

Rent Shield(TM) earned brokerage fees amounting to $5,898,000 in 2004 from two customers, one of which was a related party which accounted for $3,000,000.

National Credit Systems Inc., a major provider of lost collection services, specializing in apartment debt, has been contracted to provide rent collection and damage repair services for the RentShield(TM) product.

We also provide RentShield(TM) Express, which includes credit verification and background checks to help landlords select qualified tenants. The entire program may be accessed by customers through an Internet-based network. RentShieldTM Express is a fully automated, online system designed to provide landlords with rapid credit verification, site inspections, tenant pre-qualifications, and vacancy advertising.

In early 2005, through our RentShield(TM) program, we paid Aon Special Risk $100,000 to secure additional insurance underwriting of the RentShield(TM) program by Great American Insurance Group. Currently, Great American Insurance is completing its due diligence of the RentShield(TM) program as well as working with us to streamline the program. However, we are continuing to market the RentShield(TM) program to the multi-family residential market through tradeshow attendance, direct mail, telemarketing campaigns and advertising placements in select trade publications. We are also taking advantage of our relationship with other insurance companies to secure additional value-added features to the program.

Great American Insurance Group's roots go back to 1872 with the founding of its flagship company, Great American Insurance Company. Based in Cincinnati, Ohio, Great American Insurance Group is engaged primarily in property and casualty insurance, focusing on specialty commercial products for business, and the sales of annuities, supplemental insurance and life products. Its property & Casualty operations are "A" rated by Standard & Poor's, A.M.Best, Fitch and Moody's. The members of Great American Insurance Group are subsidiaries of American Financial Group, Inc., also based in Cincinnati, Ohio. American Financial's common stock is listed and traded on the New York Stock Exchange and NASDAQ under the symbol "AFG".

VGV Inc.

On October 1, 2004, we acquired all of the outstanding stock of Value Guaranteed Vacations Inc. ("VGV Inc.") a corporation fromed under the laws of the Province of Ontario, and previously wholly-owned by our chief executive officer, director and stockholder, for the forgiveness of $102,291 of debt which VGV Inc. owed to us.

VGV Inc.'s affinity program offers, as one of its many benefits, protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. The VGV(TM) Club offers timeshare owners who become members a 10 year guarantee of the value of the timeshare at the date of purchase as well as a no-fee credit card and travel related discounts, including AIG travel insurance coverage while at their timeshare. This membership program is in the process of being marketed to large timeshare developers and promoters who will, in turn, offer the program to existing and prospective timeshare owners. No revenues have been generated by the VGV Inc. affinity program yet.

Our Credit Default Insurance program (financial guarantee) has been finalized. It assures a lender that its loan facility will be repaid under the terms of the credit and security agreements. In the event of a default, if the borrower fails to meet the terms of the agreements made with the lender, we will, through this program, either repay the default or repay the entire loan facility, depending on the transaction.

We also pursue opportunities to leverage our administrative skills for third party companies. For example, we have contracted to provide certain insurance brokerage services to Initiatives Canada Corporation, Canadian Literacy Initiatives, Silver City Trading Corporation and ICC Initiatives Corporation, and also administrative services in support of a charitable donation program offered by Initiatives Canada and Canadian Literacy Initiatives.

Related Companies and Joint Ventures

Prior to June 14, 2004, we had an agreement to initiate a joint venture with LePage Products Inc. On June 14, 2004, our Board of Directors accepted the resignation of Navin Chandaria as a member of the Board, in accordance with Mr. Chandaria's personal considerations. Our Board of Directors also accepted Clarence J. Chandran's withdrawal of consideration for the position of Chairman of the Board, which appointment was expected to be effective originally on May 1, 2004, then extended to September 1, 2004. In connection with the resignations of Navin Chandaria and Clarence Chandran, and by mutual agreement, our joint venture agreement with LePage Products Inc. was terminated. All obligations of both parties in connection therewith have been formally cancelled.

Sales and Marketing

We generally rely on our officers and support staff to contact prospective customers for our various business lines. We need to attract and retain qualified and experienced marketing and sales personnel. If we are not successful in addressing our marketing needs, we may have to secure a strategic partner (an outside marketing specialist or joint venture party) who is able to bring substantial marketing resources to achieve wider acceptance for our insurance products and services.

With respect to the VGV(TM) Club affinity program, we engaged an external consulting firm based in the U.S. that specializes in marketing to the timeshare industry. The consulting agreement will pay commissions to the consultant in return for its generation of new members.

We maintain a general web site (www.rsgc.com) as well as sites devoted to RentShield (www.rentshield.com), VGV (www.vgvinc.com) and Shield Financial Services (www.shieldfinancial.com) that provide consumers with information and directs inquiries and contacts to our headquarters in Toronto, Canada.

Our ability and our subsidiaries' abilities, to distribute our products is dependent on the approvals of multiple government agencies, generally U.S. state and Canadian federal and provincial insurance regulatory bodies, and other insurance bodies in countries in which we currently market or intend to market our products (see "Government Approvals and Regulation" in this section).

Competition

To our best knowledge, there are no other major companies in North America that offer a product that competes with RentShieldTM. However, the rental guarantee product is established and popular in the United Kingdom, Finland and other foreign countries. To the best of our knowledge, no other company offers a product that protects timeshare owners from the depreciation of their units. Other major North American companies, whether affiliated with European companies or not, present potentially significant competition for the Company in its other product lines and present potential competition in the areas of timeshare and rental guarantees. There is no assurance that highly capitalized and widely recognized companies will not decide to contest our market position in North America and beyond.

Intellectual Property

Our ability to compete effectively depends, to a significant extent, on our ability to protect our proprietary information. We rely primarily on restrictive covenants and confidentiality arrangements to protect our intellectual property rights. We enter into confidentiality agreements with our consultants and key employees and maintain control over access to and distribution of software and other proprietary information. We may face claims by third parties that our trademarks or service marks infringe upon their intellectual property rights in the future. We have an active service mark registration with the U.S. and Canadian Patent and Trademark Office for the name RentShieldTM. Registrations for "VGV" and other marks are in process. Any claim of infringement could cause us to incur substantial costs to defend against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages.

Government Approvals and Regulation

The insurance industry is subject to extensive regulation under the laws of each state of the U.S. and both federal and provincial laws in Canada. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, compensation, claim payments and record keeping by licensed insurance companies and insurance agents. We, or our subsidiaries, are required to comply with a complex set of rules and regulations that often vary from state to state and country to country. If we fail to comply with these rules and regulations, various sanctions, including censure, fines, a cease-and-desist order or other penalties, could apply to us, our subsidiaries and affiliates, an insurance company doing business with us, our officers, or agents with whom we contract. This risk, as well as changes in the regulatory climate or the enforcement or interpretation of existing law, could require changes to our business or otherwise harm our business. We have retained expert outside professionals to assist us in navigating the insurance regulatory waters and have highly experienced officers that have years of experience in dealing with insurance regulatory processes.

New legislation may be passed and regulations imposed in various jurisdictions that might negatively impact our business operations and economics of our programs, and may subject our products and services to increased regulatory oversight. The VGV Club program can also be subject to Department of Real Estate regulation in various states of the U.S.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have identified the following risks that could affect us and have implemented appropriate mitigation strategies to protect stockholders.

LICENSING AND LEGISLATION

New legislation may be passed and regulations imposed in various jurisdictions that might negatively impact our business operations and economics of its programs, and may subject our products and services to increased regulatory oversight.

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

CATASTROPHIC LOSS

Traditional catastrophic exposures, such as windstorm, fire and terrorism, are excluded from policies written under the RentShieldTM program. Our credit default insurance, like many insurance products, is subject to unpredictable risks that could result in catastrophic losses. For example, the economy of a given geographic area may suddenly enter a recessionary period resulting in a sudden rise in rental defaults. Our product line will be spread among diverse geographic, economic and industrial sectors throughout North America and Europe in an effort to reduce this risk exposure, but we can give no assurance that it will be successful in reducing such risk.

ECONOMIC DOWNTURN

In a significant economic downturn, people tend to allocate their resources to more essential goods and services to address more immediate needs. It may become more difficult for consumers to afford insurance premiums and the purchase of insurance may even be perceived as a luxury to some consumers. Even if there may be little immediate effect on our products, we will attempt to deploy our products and services on a broad regional basis in order to diversify risks and mitigate the effect of an economic downturn. There is no assurance that such diversification and mitigation can be accomplished nor can we be certain that a major economic downturn could be offset by geographic diversification. Accordingly, a significant downturn in the United States, North American and/or international economies could have a material adverse effect on our business, financial condition and prospects.

POOR DEMAND

Poor demand for our products and services could have a significant negative impact on business and prevent it from attaining its goals. With respect to the RentShieldTM product, small focus group studies have indicated a broad acceptance of the RentShieldTM concept. Such surveys are helpful but are not statistically accurate studies, nor do they guarantee that we will have success. Some potential participating landlords have expressed interest in the RentShieldTM product, even if they are unable to pass the cost on to the tenant. While such feedback is promising, there can be no assurance that the appeal of our products and demand is widespread.

WE FACE COMPETITION WHICH COULD RESULT IN LOWER REVENUES

Currently, there is no competition that we are aware of in our particular product sectors, particularly the rental guarantee program and timeshare cost protection affinity program. However, we expect to see increased competition from several other companies, including large, well capitalized international ones. We have taken steps, including but not limited to, pursuing strategic alliances and negotiations for joint ventures, in order to protect current and projected market share, should competitors enter the market place. However, there is no assurance that such efforts will be successful.

WE HAVE A HISTORY OF LOSSES AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE

We have a history of losses. We had an operating profit in 2004 but cannot predict if we will continue to achieve profitability. If we experience significant or continuing losses, an investment in our common stock will be at risk of being lost.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE GROWTH

The development of programs will require additional capital. Our business plan is to acquire additional revenue-producing assets in the insurance sector, both domestically and abroad. We may seek capital through the issuance of additional equity or take on debt if the terms are appropriate. While our strategy is to acquire companies or enter into mergers, acquisitions or joint ventures with revenue-generating and profitable entities, we may be unable to obtain additional funds in a timely manner or on acceptable terms. This would render us unable to fund operations or expand our business. If unable to obtain capital when needed, we may have to restructure our business (which may include divesting of certain assets or abandoning certain sectors of the insurance lines in which we currently or intend to specialize) or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining equity financing for working capital and capital expenditures, we will have ongoing capital needs as we expands our business. If additional funds are raised through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of the common stock. We may have to issue securities that have rights, preferences and privileges that are senior to the common stock. If additional funding is sought through the issuance of debt securities or to secure borrowings, the terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

OUR BROKERAGE ACTIVITIES WILL BE IMPACTED BY A LOSS OF LLOYD'S COVERHOLDER
STATUS

The business resulting from our acquisition of Canadian Intermediaries and our minority holding in Dashwood is highly dependent on the maintenance of coverholder and broker status with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances including cancellation without prejudice by Lloyd's with sixty days notice. Although we believe that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation of termination could negatively affect our financial position and results of operations.

FUTURE ACQUISITIONS OF OR COMBINATIONS WITH OTHER COMPANIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND CREATE ADDITIONAL EXPENSES

We acquired Canadian Intermediaries and a minority holding in Dashwood, and are in the process of reviewing several other potential acquisition or joint venture candidates as well as exploring mergers or other combinations with other entities. If we determine that it is in our best interest to build our business through acquisitions, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Further, acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If acquired businesses are not successfully integrated, our financial position and results of operations may suffer.

WE MAY BE UNABLE TO CONSUMMATE THE PROPOSED COMBINATION WITH STRATEGY INTERNATIONAL INSURANCE GROUP, INC.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy that may result in our becoming a wholly-owned subsidiary of Strategy International Insurance Group, Inc. Strategy is a holding company whose primary operations are conducted through its subsidiary, Strategy Insurance Limited, a Barbados-formed and licensed provider of specialty lines of insurance, reinsurance and structured risk underwriting, focusing on credit risk and credit enhancement. Stephen Stonhill, the chief executive officer and chairman of the Board of Directors of Strategy, is a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and consults for us. The parties are currently negotiating the specific structure and consideration for the proposed combination. We anticipate that Strategy will offer cash and stock as consideration. To date, however, no formal agreement between Strategy and us has been reached. We cannot be certain that we will reach an agreement with Strategy or that the terms of such agreement will be acceptable to our stockholders.

If the proposed combination with Strategy is consummated, we may be unable to successfully integrate our operations with Strategy's. In the event the proposed combination is consummated, both we and Strategy believe that combining our resources will allow us to pursue new revenue opportunities, while optimizing administrative economies of scale and investment decisions across our companies. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially adversely affect our business.

The proposed combination involves the integration of two companies that previously operated independently. There may be substantial difficulties, costs and delays involved in the integration of the two companies, including: the necessity of coordinating geographically separated organizations, systems and facilities; distracting management from day-to-day operations; an inability to achieve synergies as planned; and costs and delays in implementing common systems and procedures.

The diversion of management's attention and any delays or difficulties encountered with the proposed combination and the integration of our respective operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company after the combination, and could impair the combined company's ability to realize the anticipated benefits of the combination.

IF ANTICIPATED GROWTH IS NOT EFFECTIVELY MANAGED BUSINESS MAY SUFFER

If we pursue greater current market shares and potential new market opportunities, such expansion of operations is expected to place a strain on personnel, management, financial and other resources. To manage our growth effectively, we must, among other things: successfully attract, train, motivate and manage a larger number of employees for product development, administrative, sales and customer support activities; control higher working capital requirements; seek to acquire or enter into joint ventures with companies that have self-sustaining operations that will not place strains on our management and resources; and improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls. If growth is not properly managed, we may incur unnecessary expenses and the efficiency of operations may decline.

WE WILL NEED TO EXPAND OUR INTERNAL SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENGAGE A SIGNIFICANT OUTSIDE PARTNER

We currently have a small marketing and sales team in the organization and will need to attract additional qualified and experienced marketing and sales personnel. If this recruitment effort does not successfully address our marketing needs, we may have to secure a strategic partner who is able to bring in substantial marketing resources to achieve wider acceptance for our insurance and affinity programs and services. The inability to expand the size and quality of the sales and marketing force and/or partner with an institution that has the sales skills and experience needed may negatively impact our business, financial condition and prospects.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO MAINTAIN OR EXPAND OUR OPERATIONS

Every enterprise faces potential attrition problems. To maintain our current business as well as accomplish the objective to grow, it must attract and retain highly skilled managerial, sales and marketing, actuarial and product development personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve current business objectives or achieve growth and may lose competitive position, which could lead to a significant decline in net revenues. We face significant competition for these skilled professionals from other companies, academic institutions, government entities and other organizations.

OUR SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our future success depends to a significant degree on the skills and efforts of the Chairman of the Board and Chief Executive Officer, John Hamilton. If his services were lost, our business and operating results could be adversely affected. We also depend on the ability of other executive officers and members of senior management to work effectively as a team. The loss of one or more of these executive officers or senior management members could impair our ability to manage the business effectively.

CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS

We are subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will increase its legal and financial compliance costs and make some activities more difficult, time consuming and costly. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult to attract and retain qualified individuals to serve as members of our Board of Directors or committees of the Board that may be established by the Board, particularly the audit committee.

INTERNATIONAL BUSINESS RISKS

As our operations expand into the international sector, we will face political, legal, operational and other risks not encountered by its U.S. operations. We face the risks of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which we operate or converting local currencies we hold into U.S. dollars or other currencies. In addition, we will rely on local sales forces in these countries and may encounter labor problems resulting from workers' associations and trade unions in some countries. Our foreign insurance operations generally will write policies denominated in local currencies and in large part invest in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into the financial statements and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, emerging foreign markets can be subject to severe economic and financial disruptions, including significant devaluations of their currencies and low or negative growth rates in economies.

WE MAY ISSUE ADDITIONAL SHARES OF CAPITAL STOCK THAT COULD DILUTE THE VALUE OF SHAREHOLDERS' COMMON STOCK

We are authorized to issue both Common and Preferred Stock. Our capital stock consists of 100,000,000 authorized shares of common stock, no par value, and 87,725,000 authorized shares of Preferred Stock, which consists of 75,000,000 authorized shares of Series A Convertible Preferred Stock, no par value, and 12,725,000 authorized shares of Series B Convertible Preferred Stock, no par value. The Series A Convertible Preferred Stock is convertible into common stock at a rate of one share of common stock for every two shares of Series A Convertible Preferred Stock. The Series B Preferred is convertible into common stock at a rate of one share of Common Stock for every one share of Series B Convertible Preferred Stock (subject to adjustments to the conversion price, currently $.80 per share, resulting from dividends, splits, and other factors). Three-year common stock purchase warrants were issued in two series, Series B-1 Warrants and Series B-2 Warrants, by us as of April 28, 2004. If all of these warrants are exercised, they will be exchanged for a total of 10,725,000 shares of Common Stock. In light of the need for additional financing, we may authorize and issue shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of investors' shares of common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR CAPITAL STOCK, AND DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE

We have not paid dividends on any of our classes of capital stock to date, and currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of the common stock will be a common stockholder's sole source of gain for the foreseeable future.

PRICE VOLATILITY; LIMITED TRADING MARKET

Our Common Stock is thinly traded in comparison to companies with greater market capitalization. We have experienced more volatility than most higher priced stocks. As a result, large sell trades, negative news and general economic pressures on the stock market can have an impact on the price of the common stock that is more pronounced than securities of other issuers with larger listed stock volume or higher prices per share. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. Further, our common stock has a limited float. A large percentage of the outstanding common stock is held by management and insiders, so the float is limited and the stock is much less liquid.

ITEM 2.  PROPERTIES

Our principal executive offices are in Toronto, Ontario, Canada. We lease 9,642 square feet of space pursuant to a lease agreement which expires in December 2008. The annual rent over the term of the lease is US$66,500 or US$5,541 per month.

ITEM 3.  LEGAL PROCEEDINGS

A suit entitled "John LePire and Ludger Limited, LLC vs. Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and Does 1 through 100," Case No. 319379, July 30, 2004, is pending in the Superior Court of California, County of Los Angeles. The plaintiffs have filed Amendments to the Complaint, dated March 14, 2005, purporting to substitute us and "Rent Shield Corporation," "Rent Gard Corporation," "Rent Gard Services Corporation," "Strategy International Insurance Group," and Patrick Driscoll, one of our employees, for certain of the John Doe-named defendants. We have not yet been served with process in this action and, based on our most recent information, neither have any of the defendants in the Amendment to the Complaint. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against us or the other substituted defendants. There are also questions at this time as to the suitability of the service of process in this action. Accordingly, we are evaluating all legal remedies and protections available to us. Based on our preliminary review of the procedural and substantive aspects of this action, we do not believe that this litigation will have a material adverse effect on our operations. There is no other pending litigation or other material claims or actions that we are aware of.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of security holders.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASD Over-the-Counter Bulletin Board interdealer trading system under the symbol "RSGC.OB".

The following table sets forth the range of the high and low sales prices of the common stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

                  Quarter Ending                              High          Low
                  --------------                              ----          ---
                  January 1 - March 31, 2004                  1.89          .81
                  April 1 - June 30, 2004                     1.47          .93
                  July 1 - September 30, 2004                 1.15          .59
                  October 1 - December 31, 2004               1.05          .23


On March 14, 2005, the last reported sales price of our common stock on the OTCBB was $.70 per share. The number of our record holders of common stock at March 14, 2005 was 438. Additional owners of the Common Stock hold their shares in street name with various brokerage and depository firms (there are two such firms included in the list of record owners).

Dividends

We have never paid cash dividends on our common stock and do not have any plan to pay cash dividends in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be used to finance our operations.

There are no equity compensation plans currently in place.

Changes in Securities

(a) Except as set forth in the Certificate of Designation for the Series B Convertible Preferred Stock, which established liquidation priorities for the holders of the Series B Shares, there have been no other material modifications in any of the instruments defining the rights of the holders of any class of our registered securities.

(b) With respect to the Series B Shares, we have the right to redeem any outstanding Series B Shares at any time. The redemption price will be equal to the liquidation preference price, which is $.80. The Series B Shares are convertible, even after we provide a notice of redemption, until the holder of the Series B Shares has received full cash payment for the Series B Shares we may be redeeming.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the Series B Preferred will be treated as senior to all other preferred stock and our common stock. If, upon any winding up of our affairs, the assets available to pay the holders of Series B Shares are not sufficient to permit the payment in full, then all of our assets will be distributed to those holders on a pro rata basis.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the fiscal years ended December 31, 2004, and For the Period Inception February 27, 2003 to December 31, 2003. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors including but not limited to those under the headings "Special Note Regarding Forward Looking Statements" and "Factors That Might Affect Future Results" in Item 1 of this Report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, fair market values of marketable securities, asset impairments, inventory and income taxes. Actual results could differ from these estimates.

The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Revenue Recognition

We generate our revenues from brokerage fees, commissions, underwriting insurance premiums and from investment income. These revenues are earned through the marketing and distribution of credit insurance and related products.

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by us. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company.

Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues.

Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by us. This expense is recognized in the same manner as commission revenues.

Underwriting insurance premiums will be recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual revenues from underwriting insurance premiums will be included as written at policy inception. The remaining annual revenues from underwriting insurance premiums included as written at each successive anniversary date within the multi-year term.

Revenues from underwriting insurance premiums written will be primarily earned on a daily pro-rata basis over the terms of the policies to which they relate. Accordingly, unearned revenues will represent the portion of underwriting insurance premiums written which is applicable to the unexpired portion of the policies in force.

The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These revenues from underwriting insurance premiums are earned over the terms of the related reinsurance contracts.

Intangible Assets and Goodwill

Intangible assets, consisting of licensing agreements, proprietary know-how, patents and logos are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. All intangible assets, except for goodwill, are being amortized over a period of ten years.

We account for goodwill in accordance with Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which we obtain an interest after January 31, 2003. In accordance with FIN No. 46, we have consolidated Shield Financial Services in our financial statements. Minority interest represents the ownership interests of the other stockholders of Shield.

In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on its financial statements.

Overview
--------

RS Group of Companies, Inc. is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. We have developed and is implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America.

We intend to continue our efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. We are currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced and insurance backed product offerings. We were formerly known as "Rent Shield Corp." and changed our name to "RS Group of Companies, Inc." on April 23, 2004.

Results of Operations

Summary

Revenues for the year ended December 31, 2004 were $16,322,437 compared to $58,492 for the Period Inception February 27, 2003 to December 31, 2003.

Gross profit was $6,517,571 in 2004 compared $58,492 for the Period Inception February 27, 2003 to December 31, 2003 and income from operations was $56,279 for 2004 compare to a loss from operations of $2,250,987 for the Period Inception February, 27, 2003 to December 31, 2003

Net loss for 2004 of $ 249,611 compared to a net Loss of $2,250,987 for the Period Inception February 27, 2003 to December 31, 2003.

Revenues:

All underwriting insurance premiums and brokerage commissions were earned in Canada.

In 2004, revenue from insurance underwriting premiums and brokerage fees amounted to approximately $10,424,000 and $5,898,000, respectively. In 2003, revenue from insurance underwriting amounted to approximately $58,000.

In 2004, two customers accounted for approximately $5,898,000 of gross revenue or 36% and 90% of gross profit. One of the customers is a related party which accounted for $3,000,000 of gross revenue or 18% and 46% of gross profit.

The increase in the Insurance Underwriting fees were mainly the Results of our completion of our purchase initiated in November, 2003 of Canadian Intermediaries Limited on April 29, 2004.

Canadian Intermediaries is a Lloyd's of London Coverholder (a "Coverholder" is a person or an entity authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's).

We accounted for this acquisition as a purchase and as such have only included the results of Canadian Intermediaries' operations for the eight months subsequent to the purchase date through December 31, 2004.

We believe that our acquisition of Canadian Intermediaries will result in an increase in business for Canadian Intermediaries.

In 2004, VGV Inc. brought to market an affinity program that offers as one of many of its benefits, protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. VGV Inc. signed an agreement with New Focus Timeshare LLP whereby the VGV(TM) Club membership will be offered to all new customers of New Focus. VGV Inc. has also completed an agreement with a developer, who is currently offering the VGV Inc. program to new purchasers of timeshare units in the Canadian timeshare market. Development of the VGV program has consumed a significant portion of our resources during 2004.

Costs and Expenses:

Costs and expenses of $6,461,292 for 2004 compared to $2,309,479 for the Period from Inception February 27, 2003 to December 31, 2003.

Costs and expenses for 2004 were mainly comprised of general and administrative expenses of $2,649,862, executive officer's compensation of $1,277,519 , consulting expenses of $1,678,545 and travel of $459,548 compared to $418,940, 187,500 , 1,500,227 and $180,255. respectively for the Period Inception February 27, 2003 to December 31, 2003.

Noncash expenses for amortization were $303,205 and depreciation of $92,613 for 2004 compared to depreciation expense of $2,557 in 2003.

The increase in our expenses during 2004 are a result of increasing our executive, administrative and sales and marketing staff to continue our business plan which includes seeking approvals and preparing marketing programs for our new innovative products.

We also paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

Amortization expense of $303,205 resulted from the acquisition of Canadian Intermediaries.

We are continuing our efforts to consolidate operations and position ourselves for expansion of services and products and new acquisitions.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $1,781,632, an increase of $1,766,559 from the cash and cash equivalents balance of $15,073 at December 31, 2003.

We raised cash of $7,993,000 from the issuance of our Convertible Preferred Stock Series B. The cash raised was used to fund our acquisition of Canadian Intermediaries as well as fund current and future operations as needed. During 2004, we repaid $977,159 borrowed from stockholders in 2003 but borrowed $256,442 from stockholders in 2004. We also purchased treasury stock of $50,000 during the year.

Cash used in operating activities in 2004 amounted to approximately $3,329,000. This was primarily due to the increase in accounts receivable net of accounts payable of approximately $2,970,000 and amounts due from related entities totaling approximately $1,390,000. We incurred non-cash expenses of approximately $685,000 and had translation adjustments totaling approximately $555,000.

In 2004, we acquired Canadian Intermediaries for $5,000,000, paying $2,500,000 in cash and issuing 1,667,000 shares of Common Stock. As part of the acquisition, we acquired $630,536 of cash. We also acquired property and equipment of approximately $257,000.

If we need to obtain additional capital, there can be no assurance given that we will be able to obtain such additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangement from banks or financial institutions. Our intention is to derive our primary sources of funds from sales of our services and products, supplemented by debt facilities and the issuance of new equity securities. We believe that we have sufficient liquidity to meet all of our cash requirements for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters

In 2004, VGV Inc. brought to market an affinity program that offers as one of many of its benefits, protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. VGV Inc. signed an agreement with New Focus Timeshare LLP whereby the VGV(TM) Club membership will be offered to all new customers of New Focus. VGV Inc. has also completed an agreement with a developer, who is currently offering the VGV Inc. program to new purchasers of timeshare units in the Canadian timeshare market.

We do not anticipate raising further capital in fiscal 2005. We do not anticipate that we will undertake any material capital expenditures outside of our ordinary course of business. We do not have any significant elements of income or loss that do not arise from continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since inception has not been material.

Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7.  FINANCIAL STATEMENTS


See financial section beginning at F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-KSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in our internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during our fourth fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each director serves until his successor is duly elected and qualified. Our Executive Officers are elected by, and serve at the discretion, our Board of Directors. There are no family relationships between our Executive Officers and Directors. The Board of Directors currently has not established an audit or other committee.

Executive Officers and Directors

The following table sets forth the information regarding our Officers and Directors.

Name              Age        Position                      Period served
----              ---        --------                      -------------
John Hamilton     45         Chief Executive Officer,      February 27,
                             Chairman and Director         2003 to present

Kenneth Min       34         President                     October 1,
                                                           2003 to present

David Sanderson   59         Chief Financial Officer       July 23, 2003
                                                           to present

Sandro Sordi      44         Secretary, General Counsel    February 27,
and Director                                               2003 to present

Stephen Stonhill  47         Chairman (through May 31,     February 27,
                             2004) and Director            2003 to present

Charles Napper    48         Director                      February 27,
                                                           2003 to present

Gavin Lange       53        Director                       February 27,
                                                           2003 to present

John Hamilton has established himself as an innovative manager in the worldwide credit insurance industry over the past few years. From 1998 to 2002 he was involved in television and movie film production and financing, dealing extensively with the financial, credit risk and property risk issues of the projects that he produced. Recognizing the potential for certain insurance concepts, from 2002 to the present, Mr. Hamilton has concentrated on planning and then building RS Group. Mr. Hamilton has also been involved in small construction projects throughout the Province of Ontario. Mr. Hamilton was elected Chairman of the Board of Directors effective June 1, 2004.

Kenneth Min joined us as Chief Technology Officer and was promoted to Chief Operating Officer and then President in 2004. From 1997 to 1999 he served as Project Manager at Bell Emergis for the development of an Oracle-based

Destination Management System under a contract with the Ontario Government. From 1999 through September 2003, Mr. Min was Vice President, Client Services for TraveLinx Inc., where his responsibilities included application development and client service management spanning North America and the Caribbean.

David Sanderson is trained as a chartered accountant and a graduate of York University, Toronto, Canada. From October 2000 through June 2003, Mr. Sanderson was the Executive Director of Ideas Canada Foundation, a public charitable foundation. From June 1994 through September 2000, Mr. Sanderson served as the president of general partnerships involved in the structuring, selling and administration of computer software limited partnerships. He brings a varied background of accounting and taxation expertise from these prior positions.

Sandro Sordi has been a member of the Florida Bar since 1990, having earned his Juris Doctor from the University of Miami, Florida in 1989 and his B.A. (Honors) from York University in Toronto, Canada. After admission to the bar, from 1990 through 2002, he practiced law exclusively as a sole practitioner in addition to being involved in certain investment projects. Mr. Sordi joined us in 2003 where, as our General Counsel and a Director, he has a leading role in developing our growth strategy and engaging in negotiations of all types. He continues to maintain a small private legal practice.

Stephen Stonhill, has, since inception of the Company, been a member of the Board of Directors and, until June 1, 2004, Chairman. He also serves us in a valuable consulting capacity. Mr. Stonhill had been the major shareholder and Principal Executive of Canadian Intermediaries Limited since 1995, with over 28 years experience in the London and North American insurance and reinsurance markets. Since moving to North America in 1987, he has been an Approved Correspondent with Lloyd's. Mr. Stonhill brings a wealth of management experience to the organization. Mr. Stonhill was succeeded as Chairman of the Board of Directors by Mr. Hamilton on June 1, 2004.

Charles Napper is a senior London insurance market broker with many years in the financial services industry. He has been a broker with Tyser Special Risks Ltd., a company that focuses on contingency insurance in the sporting and promotional fields for over the past five years. He also provides insurance advice and consulting on insurance related financial services and products for us. Mr. Napper has been an active participant in the London insurance market developing new and innovative policies for bank security, and was responsible for having written the Documentary Credit Insurance Policy underwritten in Lloyd's. Additionally, Mr. Napper has written other insurance policies that have been of interest to the banking, credit and commodity trading industries.

Gavin Lange is a senior partner in Lange & Associates with an in-depth knowledge of auditing, financial and accounting functions. Mr. Lange is a Chartered Accountant in Canada, South Africa and Israel, with 25 years experience in international and local businesses.

All directors have been appointed to serve until December 31, 2005.

We file annual, quarterly and special reports, proxy statements and other information with the SEC, and we have an Internet website address at www.rsgc.com. We make available, free of charge, on our Internet website address all our filings, filed or furnished pursuant to Section l3(a) or l5(d) of the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 450 Fifth Street, N.W., Washington, D.C., 20549. Please call the SEC at l-800-732-0330 for further information on the operation of such public reference room. You can also request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C., 20549 or you may obtain copies of such documents from the SEC's website at www.sec.gov.

ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

We have not, as standard practice, compensated our directors for their service. However, all of our current directors also serve as either officers or consultants and are compensated for their service in such capacities.

EXECUTIVE OFFICER COMPENSATION TABLE

The following table provides summary information concerning the compensation earned by our Chief Executive Officer and Executive Officers for services rendered for the fiscal years ended December 31, 2003 and December 31, 2004. With respect to these persons' annual compensation, no bonuses have been paid by the Company and no other annual compensation (options, stock appreciation rights, restricted stock awards, long-term incentive plans, etc.) has been paid.

Name and Principal Position                 Year                   Salary

John Hamilton
Chief Executive Officer                     2004                  $ 416,667
                                            2003                  $  62,500
Sandro Sordi
General Counsel/Secretary                   2004                  $ 375,000
                                            2003                  $  62,500

Kenneth Min                                 2004                  $  83,235
President                                   2003                  $  66,000

David Sanderson                             2004                  $  88,442
Chief Financial Officer                     2003                  $  89,000

Stephen Stonhill
Executive Chairman until                    2004                  $ 250,000
May 31, 2004                                2003                  $  62,500

EMPLOYMENT ARRANGEMENTS

We have no equity compensation plans, including individual compensation arrangement, currently in place.

We issue equity compensation in the form of grants of restricted Common Stock in connection with various employment and consulting agreements. While the amounts vary by agreement, they are generally structured as an initial grant made upon or after the execution of the agreement, followed by an incentive-based grant made upon the achievement of performance milestones.

During the fourth quarter of 2004, we issued 50,000 Common shares to three officers of the companies of the Company, totaling 150,000 shares, in connection with their employment agreements with us. We recorded compensation expense of $150,000 in connection with these grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on March 14, 2005, 26,244,530 shares of our common stock were issued and outstanding. The following table provides information regarding beneficial ownership of our common stock as of March 14, 2005 by:

         o each person known by us to be the beneficial owner of more than five percent of our common stock;

         o        each of our directors;

         o each executive officer named in the summary compensation table and three former executive officers; and

         o all of the current directors and executive officers as a group.

The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following persons (including any "group") are known to us to be beneficial owners of more than five percent (5%) of any class of voting securities. In the case of preferred securities, the percentages are computed on an "as converted" basis. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to warrants that are exercisable or convertible securities that are convertible within 60 days of the inception of their right to exercise or convert are deemed to be outstanding for purposes of computing the percentage of that person or entity holding such warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

During the fourth quarter of 2004, we issued 50,000 shares of common stock to each of three officers pursuant to their respective employment agreements. We recorded compensation expense of US$150,000 in connection with these issuances

       -------------------------------------------------------------------------------------------------------------
           Name and Address of                                  Amount and
               Beneficial                                        Nature of                     Percent of
                 Owner                  Title of Class        Beneficial Owner              Voting Equity (1)
       -------------------------------------------------------------------------------------------------------------
            Judith Hamilton (2)
             17 Charnwood Road            Series A
              Toronto, Ontario,          Convertible            21,000,000
              Canada, M3B 2P7            Preferred           (Direct owner)                      14,86%
       -------------------------------------------------------------------------------------------------------------
              Anna Sordi (3)              Series A
              24 Duval Drive             Convertible            15,400,000
       Toronto, ON. Canada. M6L 2K1       Preferred           (Direct Owner)                     10.90%
       -------------------------------------------------------------------------------------------------------------
           Stephen Stonhill (4)           Series A               6,900,000
           18854 Heart Lake Road         Convertible             1,667,000
        Caledon Village ON, Canada         Common               (Direct and
                  L0N 1C0                 Preferred           indirect owner)                     7.24%
       -------------------------------------------------------------------------------------------------------------
            Charles Napper (5)
         Hensley Down Farm Battle,        Series A               6,900,000
                 TN33 9BN                Convertible            (Direct and
              United Kingdom              Preferred           indirect owner)                     4.88%
       -------------------------------------------------------------------------------------------------------------
          Ellen Lisa Forrest (6)          Series A
             3103 Orleans Road           Convertible             4,500,000
       Mississauga, Ontario, Canada       Preferred           (Direct owner)                      3.18%
       -------------------------------------------------------------------------------------------------------------
       All Executive Officers and
         Directors as a Group(7)                                29,017,000                       41.06%
       -------------------------------------------------------------------------------------------------------------

(1)These figures represent the percentage of our aggregate number of issued and outstanding shares of common stock as at March 14, 2005 (70,657,030 shares) held by each beneficial owner in this table, after the conversion of each preferred stockholder's preferred shares and exercise of each Series B Preferred stockholder's Warrants.

(2) Judith Hamilton is the wife of John Hamilton, Chief Executive Officer, Chairman of the Board of Directors and a Director. Ms. Hamilton has the right to convert her Series A Convertible Preferred shares into 10,500,000 shares of common stock. John Hamilton disclaims beneficial ownership of these shares.

(3) Anna Sordi is the wife of Sandro Sordi, General Counsel, Secretary and a Director. Ms. Sordi has the right to convert her Series A Convertible Preferred shares into 7,700,000 shares of common stock. Sandro Sordi disclaims beneficial ownership of these shares.

(4) Stephen Stonhill is a Director and consultant to us. This table represents the beneficial ownership of shares indirectly owned or controlled by Mr. Stonhill. Mr. Stonhill has the right to convert the 6,900,000 Series A Convertible Preferred shares that he owns into 3,450,000 shares of common stock. As well, Mr. Stonhill received 1,667,000 shares of common stock from the Company during the year from the sale of all of the shares of Canadian Intermediaries Limited to us, previously wholly-owned by Mr. Stonhill.

(5) Charles Napper is a Director and consultant to us. This table represents the indirect ownership by Mr. Napper of 2,300,000 shares of Series A Convertible Preferred Stock which he has the right to convert into 1,150,000 shares of common stock, and beneficial ownership of 4,800,000 shares of Series A Convertible Preferred Stock, which are convertible into 2,400,000 shares of common stock, that are indirectly owned or controlled by Mr. Napper through his position (to the best of our knowledge), as majority security holder and controlling person of Quo Vardis, Ltd.

(6) Ellen Lisa Forrest is the spouse of Hugh Forrest, a former RS Group officer and currently an officer of companies under common control with us. Ms. Forrest has the right to convert her Series A Convertible Preferred shares into 2,250,000 shares of common stock. Hugh Forrest disclaims beneficial ownership of these shares.

(7) Includes holdings of Judith Hamilton (wife of John Hamilton), Anna Sordi (wife of Sandro Sordi), Stephen Stonhill, Charles Napper, 1604494 Ontario Inc. and Quo Vardis, Ltd. Computation of the amount of beneficial ownership is shown on an "as converted" basis.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy International Insurance Group Inc. that may result in our becoming a wholly-owned subsidiary of Strategy. Stephen Stonhill, who serves on our Board of Directors, is the Chairman of the Board of Directors and Chief Executive Officer of Strategy. Strategy is a holding company whose primary operations are conducted through its subsidiary, Strategy Insurance Limited, a Barbados-formed and licensed provider of specialty lines of insurance, reinsurance and structured risk underwriting, focusing on credit risk and credit enhancement. The parties are currently negotiating the specific structure and consideration for the proposed combination. We anticipate that Strategy will offer cash and stock as consideration. To date, however, no formal agreement between Strategy and us has been reached.

During the periods ended December 31, 2004 and 2003, we made cash advances and charged related entities for occupancy and expense sharing arrangements. At December 31, 2004 and 2003, such entities owed us $1,390,395 and $0 respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) See index to Consolidated Financial Statements attached, which are filed as part of this Report.

(b)      Reports on Form 8-K

1. On April 23, 2004, a report on Form 8-K was filed to inform the public of the April 15, 2004 change of our name from "Rent Shield Corporation" to "RS Group of Companies, Inc."

2. On April 28, 2004, a report on Form 8-K was filed to inform the public of the closing of the private placement of the Series B Convertible Preferred Shares and Series B-1 and Series B-2 Warrants, and the raise of $8.5 million in cash.

3. On May 4, 2004, a report on Form 8-K was filed to inform the public of (i)the April 27, 2004, determination by the Editorial Board of Standard & Poor's Corporation approval of RS Group for a complete corporate listing and description in the Daily News section of their Corporate Records service (ii)the April 30, 2004 determination of our Board of Directors and of Canadian Intermediaries to formalize our acquisition of all of the issued and outstanding shares of Canadian Intermediaries, (iii) the April 28, 2004 issuance of 10,725,000 shares of Series B Convertible Preferred Shares and three-year Common Stock Purchase Warrants for each share of Series B Convertible Preferred Shares purchased, the first half of which are exercisable at a price of $1.50 and the second half at $2.25, offered to accredited individual and institutional investors in a private placement, in part to fund the Canadian Intermediaries acquisition, that raised $8,580,000 before expenses, and (iv) the May 3, 2004 issuance of a press release announcing that we signed an exclusive strategic business relationship with Value Guaranteed Vacations, Inc.

4. On June 15, 2004, a report on Form 8-K was filed to inform the public of the June 14, 2004 resignation of Navin Chandaria as a Director and the withdrawal of Clarence Chandran from consideration for the position of Chairman of our Board of we Directors.

5. On August 5, 2004, a report on Form 8-K was filed to inform the public of the effectiveness of our Registration Statement on Form SB-2, relating to the common stock underlying the Series B Convertible Preferred Stock and the Series B-1 and Series B-2 Warrants.

6. On November 19, 2004, a report on Form 8-K was filed to inform the public of our issuance of a press release announcing financial results set forth in our Form 10-QSB for the period ending September 30, 2004 and disclosure regarding the increase in its cash position subsequent to the end of the third fiscal quarter.

7. On December 17, 2004, a report on Form 8-K was filed to inform the public of our issuance of a press announcing our intention to be acquired by Strategy International Insurance Group Inc.

         (C)      Exhibits

(a) Exhibits

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32   CEO and CFO Certification required under Section 906 of Sarbanes-Oxley
     Act of 2002

EXHIBIT NO.

1.       Articles of Incorporation,                  Incorporated by reference
         as amended                                  to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

2.       E-Hobby Network, Inc. changes name to       Incorporated by reference
         Rent Shield Corp.                           to exhibit to Form 8-K
                                                     Filed April 10, 2003

3.       Rent Shield Corp. completes a reorgan-      Incorporated by reference
         ization in which it acquired Rent Gard      to exhibit to Form 8-K/A
         Corporation                                 filed April 24, 2003

4.       Articles of Incorporation, Rent Shield      Incorporated by reference
         Canada Limited (formerly Rent Gard Corp.)   to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

5.       By-laws of Rent Shield Canada Limited       Incorporated by reference
         (formerly Rent Gard Corp.)                  to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

6.       Resolutions of the Board of Directors       Incorporated by reference
         and Shareholders of Rent Shield Canada      to SEC Form 10-KSB filed
         Limited (formerly Rent Gard Corp.)          by the Company on April 12,
                                                     2004

7.       Articles of Amendment of Rent Shield        Incorporated by reference
         Canada Limited (formerly Rent Gard Corp.)   to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

8.       Agreement for the Exchange of Common        Incorporated by reference
         Stock                                       to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

9.       Lease for 200 Yorkland Blvd., Toronto       Incorporated by reference
                                                     to SEC Form 10-KSB filed
                                                     by the Company on April 12,
                                                     2004

10.      Employment Agreement and Amendment          Incorporated by reference
         for Stephen Stonhill                        to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

11.      Employment Agreement and Amendment          Incorporated by reference
         for John Hamilton                           to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004


12.      Resolution of the Board of Directors
         of the Company to fix the compensation
         for John Hamilton                                    Provided herewith

13.      Employment Agreement and Amendment          Incorporated by reference
         for Sandro Sordi                            to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

14.      Resolution of the Board of Directors
         of the Company to fix the compensation
         for Sandro Sordi                            Provided herewith

15.      Employment Agreement and Amendment          Incorporated by reference
         for David Sanderson                         to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

16.      Employment Agreement and Amendment          Incorporated by reference
         for Edward Kruk                             to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

17.      Employment Agreement and Amendment          Incorporated by reference
         for Kenneth Min                             to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

18.      Consulting Agreement with 1541682           Incorporated by reference
         Ontario Inc.                                to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

19.      Consulting Agreement and Amendment          Incorporated by reference
         with Del Mar Consulting Group, Inc.         to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

20.      Collections Services Agreement with         Incorporated by reference
         Rent Shield America Service Corporation     to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

21.      Memorandum of Understanding for Exclusive   Incorporated by reference
         Licensing Rights with Roy Soloman (#1)      to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

22.      Memorandum of Understanding for Exclusive   Incorporated by reference
         Licensing Rights with Roy Soloman (#2)      to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

23.      Purchase Agreement for shares of Rent       Incorporated by reference
         Shield America Services Corporation         to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

24.      Exclusive Brokerage Agreement with          Incorporated by reference
         Shield Financial Services (Canada) Inc.     to SEC Form 10-KSB filed by
                                                     the Company on April 12,
                                                     2004

25.      Share Purchase and Revenue Sharing          Incorporated by reference
         Agreement with Warren Handsor and           to SEC Form 10-KSB filed by
         Hugh Forrest re: shares of Shield           the Company on April 12,
         Financial Services (Canada) Inc.            2004

26.      Insurance Services Agreement between        Incorporated by reference
         Shield Financial Services (Canada) Inc.     to SEC Form 10-KSB filed by
         and Value Guaranteed Vacations Inc.         the Company on April 12,
                                                     2004

27.      Purchase Agreement and Amendment for        Incorporated by reference
         outstanding shares of Canadian              to SEC Form 10-KSB filed by
         Intermediaries Limited                      the Company on April 12,
                                                     2004

28.      Letters of Intent in respect of Share-      Incorporated by reference
         holding and Brokerage with Dashwood,        to SEC Form 10-KSB filed by
         Brewer & Phipps Ltd.                        the Company on April 12,
                                                     2004

29.      Agreement for the sale and purchase
         of 49% of the issued share capital
         of Dashwood, Brewer & Phipps Limited        Provided herewith
         by the Company

30.      Brokerage Agreement between Dashwood,
         Brewer & Phipps Limited and Rent
         Shield Corp.                                         Provided herewith

31.      Agreement amongst Clarence Chandran,        Incorporated by reference
         Navin Chandaria, LEPAGE    Products Inc.    to SEC Form 10-KSB filed by
         and Rent Shield Corp.                       the Company on April 12,
                                                     2004

32.      Letter of Departure/Resignation             Incorporated by reference
         of Navin Chandaria                          to SEC Form SB-2/A filed by
                                                     the Company July 21, 2004


33.      Subsidiaries of the registrant              Incorporated by reference
                                                     to SEC Form SB-2/A filed by
                                                     the Company July 21, 2004

34.      Series B Convertible Preferred Stock        Incorporated by reference
         Purchase Agreement dated as of              to SEC Form SB-2/A filed by
         April 28, 2004                              the Company July 21, 2004

35.      AON Risk Services agreement dated           Provided herewith
         November 17, 2004

36.      Services Agreement dated October 15, 2004   Provided herewith
         With Initiatives Canada Corporation and
         Canadian Literacy Initiatives

37.      Memorandum of Understanding dated           Provided herewith
         September 15, 2004 with Initiatives
         Canada Corporation, Canadian Literacy
         Initiatives, Silver City Trading Corp.
         and ICC Initiatives Corporation.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


          (1) Audit Fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statement and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings: 2004 year $ 76,735.00,(2003
                  - year of inception, $28,357.50)

         (2) Audit-Related fees for 2004 and 2003 (year of inception) not reported under Item 9(e)(1) of Schedule 14A - none

         (3)      Tax Fees for 2004 and 2003 (year of inception) - none

         (4)      All Other Fees for 2004 and 2003 (year of inception) - none

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.


Date: April 15, 2005                     /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer

Date: April 15, 2005                     /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date:  April 15, 2005                    /s/ Stephen Stonhill
                                         --------------------------
                                         Stephen Stonhill
                                         Director

Date:   April 15, 2005                   /s/ Charles Napper
                                         --------------------------
                                         Charles Napper
                                         Director

Date:   April 15, 2005                   /s/ Charles Napper
                                         --------------------------
                                         Sandro Sordi
                                         Director

                           RS GROUP OF COMPANIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.                  F-1

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations and Comprehensive Income (Loss)     F-3

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Financial Statements                                             F-6

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of RS Group of Companies, Inc. and Subsidiaries
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of RS Group of Companies, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity (deficit) and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2003 and for the period February 27, 2003 (inception date) to December 31, 2003 were audited by other auditors whose report dated March 24, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
April 13, 2005

                      RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2004 AND 2003

                                                                       2004              2003
                                                                   ------------      -----------
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                       $  1,781,632      $    15,073
   Accounts receivable, net                                           5,782,518           58,492
   Prepaid expenses                                                      97,277               --
   Other current assets                                                  78,918               --
                                                                   ------------      -----------
        Total Current Assets                                          7,740,345           73,565
                                                                   ------------      -----------

Property and Equipment, net                                             756,111          137,782
                                                                   ------------      -----------

Intangible assets, net (including goodwill of $1,000,000 and
    $0, respectively)                                                 5,244,866               --
                                                                   ------------      -----------

Other Assets:
    Deposits                                                             57,933           57,933
    Receivables from affiliated entities                              1,390,395               --
                                                                   ------------      -----------
        Total Other Assets                                            1,448,328           57,933
                                                                   ------------      -----------

        Total Assets                                               $ 15,189,650      $   269,280
                                                                   ============      ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                           $  3,194,596      $   258,209
   Accrued officers' compensation                                       157,521               --
   Loans from stockholders                                              256,442          977,159
   Deferred rent                                                         31,478               --
                                                                   ------------      -----------
        Total Current Liabilities                                     3,640,037        1,235,368
                                                                   ------------      -----------

Minority Interest                                                        28,146               --
                                                                   ------------      -----------

Stockholders' Equity (Deficit):
  Preferred Stock Series A Convertible, no par value;
    75,000,000 shares authorized; 60,000,000 shares issued and
    outstanding                                                          20,000           20,000
  Preferred Stock Series B Convertible, no par value;
    12,725,000 shares authorized; 5,781,250 shares issued;
    5,718,750 shares outstanding                                      3,663,000               --
  Common stock, no par value
    100,000,000 shares authorized; 24,150,780 and
    15,290,030 shares issued and outstanding, respectively           10,028,386        1,264,899
 Treasury stock; 62,500 Preferred Stock Series B
    Convertible shares                                                  (50,000)              --
 Deferred compensation                                                 (194,534)              --
 Currency translation adjustment                                        555,213               --
 Accumulated deficit                                                 (2,500,598)      (2,250,987)
                                                                   ------------      -----------
          Total Stockholders' Equity (Deficit)                       11,521,467         (966,088)
                                                                   ------------      -----------

          Total Liabilities and Stockholders' Equity (Deficit)     $ 15,189,650      $   269,280
                                                                   ============      ===========

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        YEAR ENDED DECEMBER 31, 2004 AND
             FEBRUARY 27, 2003 (INCEPTION DATE) TO DECEMBER 31, 2003

                                                                           2004              2003
                                                                       ------------      ------------
Underwriting insurance premiums and brokerage fees (includes
    sales to related parties of $3,000,000 and $-0-, respectively)     $ 16,322,437      $     58,492

Underwriting costs and claims                                             9,804,866                --
                                                                       ------------      ------------

Gross profit                                                              6,517,571            58,492
                                                                       ------------      ------------

Costs and Expenses:
  Executive officers' compensation                                        1,277,519           187,500
  General and administrative expenses                                     2,649,862           418,940
  Consulting expenses                                                     1,678,545         1,520,227
  Travel and promotion expenses                                             459,548           180,255
  Amortization expense                                                      303,205                --
  Depreciation expense                                                       92,613             2,557
                                                                       ------------      ------------
     Total costs and expenses                                             6,461,292         2,309,479
                                                                       ------------      ------------

Income (loss) from operations                                                56,279        (2,250,987)

(Income) related to minority interest                                       (28,146)               --

(Loss) on foreign currency transactions                                    (277,744)               --
                                                                       ------------      ------------

Net loss                                                                   (249,611)       (2,250,987)

Other comprehensive income - foreign translation adjustment                 555,213                --
                                                                       ------------      ------------

Comprehensive income (loss)                                            $    305,602      $ (2,250,987)
                                                                       ============      ============



Basic and diluted loss per share                                       $      (0.01)     $      (0.16)
                                                                       ============      ============


Basic and diluted weighted average
    common shares outstanding                                            18,917,770        13,878,229
                                                                       ============      ============

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       YEAR ENDED DECEMBER 31, 2004 AND FEBRUARY 27, 2003 (INCEPTION DATE)
                              TO DECEMBER 31, 2003

                       PREFERRED STOCK      PREFERRED STOCK
                          A SERIES             B SERIES                  COMMON STOCK          TREASURY STOCK
                    -------------------  -----------------------   -----------------------   ------------------
                      NUMBER               NUMBER                    NUMBER                  NUMBER
                    OF SHARES   AMOUNT   OF SHARES     AMOUNT      OF SHARES     AMOUNT     OF SHARES   AMOUNT  C
                    ----------  -------  ----------  -----------   ----------  -----------  ---------  -------- -
At inception on
February 27, 2003               $    --              $        --               $        --             $     --

Issuance of
preferred stock     60,000,000   20,000

Issuance of
stock in
connection
with reverse
acquisition                                                        12,228,600      (10,101)

Issuance of
common stock
for services                                                        3,061,430    1,275,000

Net Loss for
the period
                    ----------  -------   ---------  -----------   ----------  -----------   -------   --------

Balances,
December 31, 2003   60,000,000   20,000          --           --   15,290,030    1,264,899        --         --

Issuance of
common stock
in connection
with CIL
acquisition                                                         1,667,000    2,500,000

Issuance of
common stock
in connection
with RSASC
acquisition                                                         1,000,000    1,000,000

Issuance of
common stock
for property
and equipment                                                         600,000      450,000

Issuance of
common stock
for services                                                          650,000      525,000

Issuance of
Preferred Stock
Series B
in connection
with private
placement net
of issuance costs                        10,725,000    7,618,000

Conversion of
Preferred Stock
Series B
Into common stock                        (4,943,750)  (3,955,000)   4,943,750    3,955,000

Acquisition of
treasury stock                                                                               (62,500)   (50,000)

Warrants issued
in connection
with consulting
agreement                                                                          333,487

Amortization of
deferred stock-
based compensation

Currency
translation
adjustment

Net loss
for the year
                    ----------  -------   ---------  -----------   ----------  -----------   -------   --------

Balances,
December 31, 2004   60,000,000  $20,000   5,781,250  $ 3,663,000   24,150,780  $10,028,386   (62,500)  $(50,000)
                    ==========  =======   =========  ===========   ==========  ===========   =======   ========

[RESTUB]




                    DEFERRED   TRANSLATION ACCUMULATED
                  COMPENSATION  ADJUSTMENT   DEFICIT        TOTAL
                  ------------ ----------- -----------   -----------
At inception on
February 27, 2003                                        $        --

Issuance of
preferred stock                                               20,000

Issuance of
stock in
connection
with reverse
acquisition                                         --       (10,101)

Issuance of
common stock
for services                                        --     1,275,000

Net Loss for
the period                                  (2,250,987)   (2,250,987)
                     ---------   --------  -----------   -----------

Balances,
December 31, 2003           --         --   (2,250,987)     (966,088)

Issuance of
common stock
in connection
with CIL
acquisition                                                2,500,000

Issuance of
common stock
in connection
with RSASC
acquisition                                                1,000,000

Issuance of
common stock
for property
and equipment                                                450,000

Issuance of
common stock
for services                                                 525,000

Issuance of
Preferred Stock
Series B
in connection
with private
placement net
of issuance costs                                          7,618,000

Conversion of
Preferred Stock
Series B
Into common stock                                                 --

Acquisition of
treasury stock                                               (50,000)

Warrants issued
in connection
with consulting
agreement             (333,487)                                   --

Amortization of
deferred stock-
based compensation     138,953                               138,953

Currency
translation
adjustment                        555,213                    555,213

Net loss
for the year                                  (249,611)     (249,611)
                     ---------   --------  -----------   -----------

Balances,
December 31, 2004    $(194,534)  $555,213  $(2,500,598)  $11,521,467
                     =========   ========  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 2004 AND
             FEBRUARY 27, 2003 (INCEPTION DATE) TO DECEMBER 31, 2003

                                                                     DECEMBER 31,
                                                              ----------------------------
                                                                 2004              2003
                                                              -----------      -----------
Cash Flows from Operating Activities:
  Net loss                                                    $  (249,611)     $(2,250,987)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                303,205               --
      Depreciation                                                 92,613            2,557
      Currency translation adjustment                             555,213               --
      Noncash compensation expense                                150,000        1,275,000
      Minority interest in subsidiary                              28,146               --
      Stock compensation relating to issuance of warrants         138,953
      (Increase) in accounts receivable                        (4,014,655)         (58,492)
      (Increase) in prepaid expenses                              (97,277)              --
      (Increase) in other current assets                          (78,918)              --
      (Increase) in receivable from affiliated entities        (1,390,395)              --
      (Increase) in deposits                                           --          (57,933)
      Increase in accounts payable and accrued expenses         1,044,804          247,895
      Increase in accrued officers' compensation                  157,521               --
      Increase in deferred rent                                    31,478               --
                                                              -----------      -----------
          Net cash used in operating activities                (3,328,923)        (841,960)
                                                              -----------      -----------

Cash Flows from Investing Activities
    Acquisitions of property and equipment                       (257,337)        (140,339)
    Cost of acquisition net of cash acquired                   (1,869,464)              --
    Net cash acquired in reverse acquisition                           --              213
                                                              -----------      -----------
          Net cash used in investing activities                (2,126,801)        (140,126)
                                                              -----------      -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of Series B preferred stock            7,993,000               --
  Proceeds from loans from stockholders                           256,442          977,159
  Repayments of loans from stockholders                          (977,159)              --
  Acquisition of treasury stock                                   (50,000)              --
  Issuance of Series A preferred stock                                 --           20,000
                                                              -----------      -----------
          Net cash provided by financing activities             7,222,283          997,159
                                                              -----------      -----------

Net Increase in Cash and Cash Equivalents                       1,766,559           15,073

Cash and Cash Equivalents, beginning of period                     15,073               --
                                                              -----------      -----------

Cash and Cash Equivalents, end of period                      $ 1,781,632      $    15,073
                                                              ===========      ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $        --      $        --
                                                              ===========      ===========
    Income taxes                                              $    16,343      $        --
                                                              ===========      ===========

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 2004 AND
             FEBRUARY 27, 2003 (INCEPTION DATE) TO DECEMBER 31, 2003
                                   (CONTINUED)

                                                                      DECEMBER 31,
                                                               ----------------------------
                                                                   2004             2003
                                                               -----------      -----------
Supplemental Disclosures of non cash financing activities:
      Cost of warrants issued as compensation
            in connection with consulting agreement            $   333,487      $        --
                                                               ===========      ===========
      Common stock issued as compensation                      $   525,000      $ 1,275,000
                                                               ===========      ===========

      Common stock issued for property and equipment           $   450,000      $        --
                                                               ===========      ===========

   Conversion of Series B preferred stock to common stock      $ 3,955,000      $        --
                                                               ===========      ===========


Supplemental Disclosures of non cash investing activities:
   CIL acquisition
        Common stock issued                                    $ 2,500,000      $        --
        Net assets acquired                                       (630,536)              --
                                                               -----------      -----------

        Cost of acquisition net of cash acquired               $ 1,869,464      $        --
                                                               ===========      ===========

   RSASC Acquisition
        Common stock issued for acquisition of company         $ 1,000,000      $        --
                                                               ===========      ===========

   Reverse acquisition:
        Fair value of assets acquired other than cash          $        --      $        --
        Liabilities assumed                                             --           10,314
        Common stock issued                                             --          (10,101)
                                                               -----------      -----------

        Cash acquired                                          $        --      $       213
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

RS Group of Companies, Inc. (the "Company") is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. The Company has developed and is implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America.

The Company intends to continue its efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. The Company is currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced insurance backed product offerings. The Company was formerly known as "Rent Shield Corp." and changed its name to "RS Group of Companies, Inc." on April 23, 2004.

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

The Company issued 60,000,000 shares of Series A Preferred Stock ("Series A") to Rent Gard stockholders in exchange for all the issued and outstanding common stock of Rent Gard. This share exchange was affected as a nonpublic offering in reliance upon the exemption from registration under Section 4(2) of the Securities Act. As a result, Rent Gard became the Company's wholly-owned subsidiary. In connection with the share exchange, the Company's majority stockholder at the time agreed to cancel 54,000,000 of 60,000,000 shares of her post-split Common Stock. As a result of the cancellation and the subsequent issuance of shares, the Company had 12,228,600 shares of Common Stock issued and outstanding and 60,000,000 shares of Series A issued and outstanding as of April 24, 2003.

In November 2003, the Company entered into a Share Purchase Agreement for the acquisition of Canadian Intermediaries Limited ("CIL"), a Lloyd's of London Coverholder that was 100% owned by Stephen Stonhill, a Director of the Company (a "Coverholder" is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents). This acquisition closed on April 29, 2004. The Company acquired, in a private placement transaction, all of the issued and outstanding shares of Mr. Stonhill, for $2,500,000 in cash and 1,667,000 shares of the Company's Common Stock valued at $2,500,000.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)
-----------------------

The acquisition of CIL has been accounted for as a purchase by the Company. In connection with the acquisition, the purchase price was allocated as follows:

Cash                                                 $   630,536
Accounts receivable                                    1,709,371
Property and equipment                                     3,605
License agreements and proprietary know how            4,548,071
Accounts payable                                      (1,891,583)
                                                     -----------

                                                     $ 5,000,000
                                                     ===========

On March 1, 2004, the Company acquired 100% of the outstanding shares of common stock of Rent Shield America Services Corporation ("RSASC"), a company that it had contracted with to exclusively provide certain services in the United States and Canada. The Company acquired these shares for the issuance of 1,000,000 shares of its Common Stock valued at $1,000,000 the fair market value at that time. The acquisition of RSASC has been accounted for as a purchase and the purchase price has been allocated to goodwill.

On October 1, 2004, the Company acquired 100% of Value Guaranteed Vacations Inc. "VGV", a company formed under the laws of the province of Ontario, and previously wholly-owned by the Company's chief executive officer , director and stockholder for the forgiveness of $101,291 debt owed by VGV to the Company.

VGV offers, as one of its benefits, an affinity program that provides protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. The VGV(TM) Club offers a ten year guarantee of the value of the timeshare at the date of purchase, as well as a no fee credit card and travel related discounts including AIG travel coverage while at the timeshare. This membership program is being marketed to large timeshare developers and promoters who will in turn offer the program to existing and prospective timeshare owners.

Shield Financial Services (Canada) Inc. ("Shield") was a privately-held company incorporated under Canadian law in September 2003 and is 51% owned by a licensed insurance broker. Shield is an operating affiliate that specializes in the distribution of credit insurance products. On March 1, 2004, the Company executed two agreements with Shield. One agreement resulted in the Company acquiring 49% of the outstanding shares of Shield for $1 and receiving 99% of the net revenues of Shield. The other agreement provided that Shield will act as the Company's exclusive broker to place all insurance required by it, by the Company's subsidiaries, or by any entity for which the Company has an agreement to provide insurance.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)
-----------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. In accordance with FIN No. 46, we have consolidated Shield in our financial statements. Minority interest represents the ownership interests of the other stockholders of Shield.

Significant Accounting Policies
-------------------------------

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of the Company and its wholly-owned and minority-controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Management's Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company generates its revenues from brokerage fees, commissions, underwriting insurance premiums and from investment income. These revenues are earned through the marketing and distribution of credit insurance and related products.

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by the Company. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company.

Fee revenues generated from the Brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues.

Brokerage expense represents commissions paid to sub-brokers related to the placement of certain business by the Company. This expense is recognized in the same manner as commission revenues.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Revenue Recognition (Continued)
-------------------------------

Underwriting insurance premiums will be recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual revenues from underwriting insurance premiums will be included as written at policy inception. The remaining annual revenues from underwriting insurance premiums included as written at each successive anniversary date within the multi-year term.

Revenues from underwriting insurance premiums written will be primarily earned on a daily pro-rata basis over the terms of the policies to which they relate. Accordingly, unearned revenues will represent the portion of underwriting insurance premiums written which is applicable to the unexpired portion of the policies in force.

The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These revenues from underwriting insurance premiums are earned over the terms of the related reinsurance contracts.

Cash Equivalents
----------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market accounts.

Concentrations
--------------

Cash and cash equivalents are maintained with major financial institutions in the United States and Canada. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and other accrued expenses approximate fair value because of their short maturities.

Translation of Foreign Currencies
---------------------------------

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in income.

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's comprehensive gain consisted solely of foreign currency translation adjustments.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to seven years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS
144) "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                            2004               2003
                                         ----------         ----------
         Convertible preferred stock     38,725,324         30,000,000
         Warrants                         5,720,823                 --

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of licensing agreements, proprietary know-how, patents and logos are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. All intangible assets, except for goodwill, are being amortized over a period of ten years.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Advertising and Promotional Costs
---------------------------------

Advertising expenditures of the Company's programs and services will be expensed in the period the advertising costs are incurred. Advertising expenses totaled $79,283 and $0 for 2004 and 2003, respectively.

Start-Up Activities
-------------------

Start-Up activities were accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through December 31, 2004.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

Income Taxes
------------

The Company utilizes Statement of Financial Accounting Standards No. 109, (SFAS
109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncement
-------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Reclassifications
-----------------

Certain amounts on the 2003 balance sheet have been reclassified to conform to the 2004 presentation.

2. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts as management believed all accounts receivable as of December 31, 2004 and 2003 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

At December 31, 2004, accounts receivable consisted of approximately $2,900,000 of brokerage fees and $2,878,000 of insurance underwriting premiums.

At December 31, 2004, one customer accounted for 50% of the Company's accounts receivable. At December 31, 2003, one customer accounted for 100% of the Company's accounts receivable.

3. SALES AND MAJOR CUSTOMERS

All underwriting insurance premiums and brokerage commissions were earned in Canada.

In 2004, revenue from insurance underwriting premiums and brokerage fees amounted to approximately $10,424,000 and $5,898,000, respectively. In 2003, revenue from insurance underwriting amounted to approximately $58,000.

In 2004, approximately 96% of the underwriting insurance premiums were generated under the Coverholder agreement with Lloyd's of London. Under the terms, the agreement can be cancelled or terminated under a variety of circumstances (as described) including cancellation without prejudice by Lloyd's with sixty days notice. Although management believes that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

In 2004, two customers accounted for approximately $5,898,000 of gross revenue or 36%. One of the customers is a related party which accounted for $3,000,000 of gross revenue or 18%.

In 2004, the two customers accounted for approximately 90% of gross profit. One of the customers is a related party which accounted for 46% of gross profit.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of:

                                               2004         2003
                                             --------     --------

         Furniture and fixtures              $119,800     $ 15,339

         Computer equipment                    49,233           --
         Computer software                    627,005      125,000

         Vehicle                               59,160           --

         Leasehold improvements                 1,328           --
                                             --------     --------
                                              856,526      140,339
         Less:  Accumulated depreciation
                      and amortization        100,415        2,557
                                             --------     --------

                                             $756,111     $137,782
                                             ========     ========

5. INTANGIBLE ASSETS

Intangible assets at December 31, consist of the following:

                                                 2004             2003
                                              -----------      ---------

         Licenses agreements,
           proprietary know-how, etc          $ 4,548,071      $      --

         Less: Accumulated amortization          (303,205)            --
                                              -----------      ---------
                                                4,244,866             --

         Goodwill                               1,000,000             --
                                              -----------      ---------
                                              $ 5,244,866      $      --
                                              ===========      =========

Amortization for 2004 and 2003 was $303,205 and $0, respectively. Estimated amortiztion expense for the next five succeeding years is $454,807 per year.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

6. RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2004 and 2003, the Company made cash advances and charged related entities for occupancy and expense sharing arrangements. At December 31, 2004 and 2003, such entities owed the Company $1,390,395 and $0, respectively.

During the periods ended December 31, 2004 and 2003, the Company received cash advances from two of its stockholder/officers. The advances do not bear interest and are due on demand. At December 31, 2004 and 2003, the Company owed these stockholder/officers $256,442 and $977,159, respectively.

7. PROVISION FOR INCOME TAXES

All of the Company's operations are in Canada.

The component of deferred tax assets at December 31, is as follows:

                                                   2004              2003
                                                ---------         ---------
         Net operating loss carry forwards      $ 718,259         $ 607,437
         Less:  Valuation allowance              (718,259)         (607,437)
                                                ---------         ---------
                                                $      --         $      --
                                                =========         =========

A 100% valuation allowance was provided at December 31, 2004 and 2003 as it is uncertain if the above item would be utilized. The valuation increased by $ 110,822 as a result of increased net operating loss carry forwards and a change in the exchange rate.

At December 31, 2004, the Company had approximately unused Canadian net operating loss carry forwards of approximately $2,052,000 expiring between 2010 and 2011.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

8. STOCKHOLDERS EQUITY

Series A Convertible Preferred Stock

On March 10, 2003 the Company amended its Articles of Incorporation and created Series A Convertible Preferred Stock ("Series A"), consisting of 75,000,000 shares, no par value.

Series A are convertible into the Company's common stock at a rate of one share of common for every two shares of Series A.

In the event a dividend is declared with respect to the Company's common stock prior to conversion of the Series A, upon such conversion, such dividend shall be paid with respect to the Shares of common stock into which the Series A were converted. Each share of Series A shall rank on parity with each other share of convertible preferred stock, which may be created, with respect to dividends.

Series B Convertible Preferred Stock

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 10,725,000 shares of Series B Convertible Preferred Stock (the "Series B Shares"), no par value, at $0.80 per share. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants may be exercised at a price per share of $1.50 and the remaining 5,362,500 warrants may be exercised at a price per share of $2.25. Pursuant to that private placement, the Company received a net of $7,618,000 after expenses of $962,000.

As a condition of the April 28, 2004 private placement, and in accordance with the terms of the Registration Rights Agreement entered into by the Company and the purchasers of the Series B Shares and the Series B-1 and Series B-2 Warrants, the Company filed a Registration Statement on Form SB-2 (the "Registration Statement") with the U.S. Securities and Exchange Commission (the "SEC") to register 22,650,000 shares of Common Stock comprised of: 1,200,000 shares held directly by certain selling stockholders, 10,725,000 shares issuable upon conversion of Series B Shares held directly by certain selling stockholders, and three years warrants exercisable at $1.50 for 5,362,500 shares to be issued upon the exercise of the Series B-1 Warrants and three years warrants exercisable at $2.25 for 5,362,500 shares to be issued upon the exercise of Series B-2 Warrants.

The Registration Statement was declared effective by the SEC on July 30, 2004 and amended by post-effective amendment on August 18, 2004.

During September and October 2004, 4,943,750 Series B Shares were converted into 4,943,750 shares of Common Stock. In addition, in September 2004, the Company repurchased 62,500 shares of the Series B Shares for $50,000, which as been reflected as Series B Preferred treasury stock in the stockholders' equity section of the balance sheet.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At December 31, 2004, the liquidation preference amounted to $4,575,000.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

8. STOCKHOLDERS EQUITY (Continued)

Common Stock

As a result of the April 24, 2003 Stock Exchange Agreement, the Company had 12,228,600 shares of its common stock outstanding.

On May 6, 2003, the Company granted to Mr. Lennox Gibbs, an original founder of the Company, 2,361,430 shares of the Company's Common Stock valued by the Company at $50,000 on the date of the grant.

On August 26, 2003, the Company entered into an agreement with Del Mar Consulting Group, Inc. ("Del Mar") for investor communications and public relations services for a term from August 26, 2003 to August 30, 2004. The Company, as a commencement bonus, issued to Del Mar 500,000 shares of its Common Stock and also issued 200,000 shares of its Common Stock for their continuous service. The Company valued the 700,000 shares at $1,225,000, the fair market value when issued. The Company reflected the $1,225,000 for this agreement as an expense. The Company agreed to register these shares in a registration statement which was filed with the SEC on July 31, 2004.

The Company engaged Ardent Advisors, LLC ("Ardent") to serve as a management and financial consultant in connection with the April 2004 private placement of the Series B Shares. The Company paid Ardent $300,000. In addition, on June 15, 2004, Ardent was issued 500,000 shares of the Company's Common Stock valued at $375,000, the fair market value of the shares at the time of issuance. The total cost of $675,000 was charged to stockholders' equity as a cost of the Series B Share offering.

On June 2, 2004, the Company completed its acquisition of its computer software from Dapasoft, Inc. by the issuance of 600,000 shares of the Company's Common Stock valued at $450,000.

During the fourth quarter of 2004, the Company issued 50,000 shares each to three officers of the Company in connection with their employment agreements. The Company recorded compensation expense of $150,000 in connection with these issuances.

Warrants

In connection with a consulting agreement with Ardent effective on July 29, 2004, the Company issued 250,000 warrants exercisable at $1.26 and 250,000 warrants exercisable at $2.26. All warrants expire on February 23, 2008. The warrants were valued at $333,487. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. In 2004, stock based compensation amounted to $138,953.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

8. STOCKHOLDERS EQUITY (Continued)

Warrants (Continued)

A summary of the warrants outstanding at December 31, 2004 are as follows:

                                EXERCISE           EXPIRATION
               WARRANTS          PRICE                DATE
             ----------         --------        ----------------
                250,000          $1.26          February 23,2008
                250,000          $2.26          February 23,2008
              5,362,500          $1.50           April 28, 2007
              5,362,500          $2.25           April 28, 2007
             ----------
             11,225,000
             ==========

9. COMMITMENTS AND CONTINGENCIES

Litigation

The plaintiffs in a suit entitled John LePire and Ludger Limited, LLC vs. Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and Does 1 through 100, Case No. 319379, July 30, 2004, pending in the Superior Court of California, County of Los Angeles, have added us and certain of our affiliates as "John Doe" defendants. We have not yet been served with process in this action and, based on our most recent information, neither have any of the substituted defendants. Amendments to the Complaint, dated March 14, 2005, purport to substitute us and "Rent Shield Corporation," "Rent Gard Corporation," "Rent Gard Services Corporation," "Strategy International Insurance Group," and Patrick Driscoll, an employee, for certain of the John Doe-named defendants. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against us or the other substituted defendants. There are also questions at this time as to the suitability of the service of process in this action. Accordingly, we are evaluating all legal remedies and protections available to us. Based on our preliminary review of the procedural and substantive aspects of this action, we do not believe that this litigation will have a material adverse effect on our operations. There is no other pending litigation or other material claims or actions that we are aware of.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

On May 6, 2003, the Company entered into an employment agreement with Lennox Gibbs to act as chief operating officer of the Company. As part of the agreement, Mr. Gibbs was granted 2,361,430 shares of the Company's Common Stock valued at $50,000 on the date of the grant. This agreement was amended in October 2003 but the salary and employment provisions of the agreement were cancelled by mutual consent of the parties effective November 1, 2003.

In April 2003, the Company entered into employment agreements with three of its officers to provide services to the Company through December 31, 2008. The agreements defined their specific duties and provided compensation as well as provided for benefits and bonuses to be paid. On October 1, 2003, the April 2003 agreements were voided and new agreements were entered into. The new agreements modify the compensation and rights to be provided to each of the three officers. The amended agreements are all for a term commencing October 1, 2003 and terminating on October 31, 2008 and provide that each officer will receive an annual salary of $250,000.

Effective July 1, 2004, the Company amended two of the agreements increasing their base salaries to $500,000 annually.

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

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Leases

The Company leases office space in Toronto, Ontario under an operating lease expiring on December 31, 2008. The lease provided for the initial four months to be rent free and contains a stated escalation clause of the annual basic rent. In addition, the Company is required to pay its proportional share of operating costs and real estate taxes. A schedule of future minimum payments under this lease is as follows:

For the year ending December 31,

                         YEAR                 AMOUNT
                         ----                --------
                         2005                $ 52,019
                         2006                  68,025
                         2007                  84,031
                         2008                  92,034
                                             --------

                                             $296,109
                                             ========

As described above, the Company's lease provided for the initial four months of the lease to be rent free. In addition, the lease provided for escalating annual rentals. Generally accepted accounting principles require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the excess of the straight-line expense over the payments made.

Rent expense amounted to $56,909 and $ 0 for 2004 and 2003, respectively.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

10. QUARTERLY EARNINGS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended December 31, 2004 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly there related quarterly results.

                                      FIRST          SECOND            THIRD          FOURTH
FISCAL 2004                          QUARTER         QUARTER          QUARTER         QUARTER            TOTAL
-----------                         ---------      -----------      -----------      ---------        ------------
Underwriting Insurance Premiums
  and Brokerage Fees                $      --      $ 2,683,687      $ 7,481,682      $ 6,157,068      $ 16,322,437

Gross profit                               --          134,185        4,174,084        2,209,302         6,517,571
Income (loss) from
  operations                         (750,839)      (2,593,637)       3,136,956          263,799            56,279

Net income (loss)                    (750,839)      (2,585,003)       3,170,722          (84,491)         (249,611)
Income (loss) per
  common share:
   Basic                            $   (0.05)     $     (0.15)     $      0.15      $        --      $      (0.01)
                                    =========      ===========      ===========      ===========      ============
   Diluted                          $   (0.05)     $     (0.15)     $      0.05      $        --      $      (0.01)
                                    =========      ===========      ===========      ===========      ============

FISCAL 2003
-----------

Underwriting Insurance Premiums
  and Brokerage Fees                $      --      $        --      $        --      $    58,492      $     58,492
Gross profit                               --               --               --           58,492            58,492
Loss from operations                  (20,000)         (52,000)      (1,210,242)        (968,745)       (2,250,987)
Net loss                              (20,000)         (52,000)      (1,210,242)        (968,745)       (2,250,987)
Loss per common share:
   Basic                            $      --      $        --      $     (0.08)     $     (0.08)     $      (0.16)
                                    =========      ===========      ===========      ===========      ============
   Diluted                          $      --      $        --      $     (0.08)     $     (0.08)     $      (0.16)
                                    =========      ===========      ===========      ===========      ============

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003
                                   (Continued)

11. SUBSEQUENT EVENT

Dashwood Acquisition

On March 1, 2004, the Company entered into a definitive agreement with the Board of Directors of Dashwood, Brewer & Phipps Ltd ("Dashwood"), Lloyd's Insurance Brokers, to purchase 49% of Dashwood's issued share capital. On September 22, 2004, the Company signed an Agreement for the Sale and Purchase of 49% of the issued share capital of Dashwood. The Dashwood purchase closed on January 7, 2005. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood stockholders, the Company agreed to pay such stockholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling (approximately $2,800,000). The acquisition of an interest in Dashwood effectively provides the Company a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. Under the terms of the Dashwood agreement, the Company has agreed to place insurance in the London and Lloyd's markets through Dashwood. The Dashwood purchase cost will be recouped through brokerage commissions earned by Dashwood from insurance placed by the Company through Dashwood. Through this equity position, the Company will effectively recover 49% of the brokerage expenses on business it expects to place through Dashwood.