Form 10KSB/A
period 2004-12-31
RS GROUP OF COMPANIES INC
filed 2005-05-06
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            10-KSB/A EXPLANATORY NOTE

         RS Group of Companies, Inc. is filing this amendment to Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 18, 2005 (the "Original Filing") to amend and restate Item 1 (to make a typograhic corrections to certain management calculations), to reformat a heading in Item 3, to amend and restate the table in Item 11, and to include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting.

As a result of these amendments, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

We intend to continue our efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. We are currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced and insurance-backed product offerings.

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

VGV Inc. has also completed an agreement with one of the timeshare resort industry's top ten developers, as measured by sales revenue. This developer is currently offering the VGV Inc. program to new purchasers of timeshare units in the Canadian timeshare market. The deal consists of automatically including membership into VGV Inc.'s unique affinity program featuring the "Timeshare Cost Protection Program," as well as additional benefits that accompany membership in all new sales. This five year agreement is expected to generate no less than $37.5 million in gross revenue over the signed term.

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

This program eliminates the last month's rent, upfront payments and security deposits from the tenant's cost of moving in and speeds the landlord's process of qualifying a tenant for an apartment. We have entered into an agreement with National Credit Systems Inc. to collect the landlord's outstanding rent payments. This program also covers any associated legal, eviction or collection fees. Landlords are charged an initial membership fee per tenant. This covers the background and credit checks of tenants (see RentShieldTM Express below) and other initial administrative services for the landlord. Thereafter, the landlord is charged a percent of its rent roll, which is paid to the Company either up front, on an annual basis, or on a monthly basis as a direct withdrawal from the landlord's bank account.

National Credit Systems Inc., a major provider of lost collection services, specializing in apartment debt, has been contracted to provide rent collection and damage repair services for the RentShield(TM) product.

We also provide RentShieldTM Express, which includes credit verification and background checks to help landlords select qualified tenants. The entire program may be accessed by customers through an Internet-based network. RentShieldTM Express is a fully automated, online system designed to provide landlords with rapid credit verification, site inspections, tenant pre-qualifications, and vacancy advertising.

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

OUR BROKERAGE ACTIVITIES WILL BE IMPACTED BY A LOSS OF LLOYD'S COVERHOLDER
STATUS

Our acquisition of Canadian Intermediaries and a minority holding in Dashwood is highly dependent on the maintenance of coverholder and broker status with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances including cancellation without prejudice by Lloyd's with sixty days notice. Although we believe that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation of termination could negatively affect our financial position and results of operations.

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

IF THE PROPOSED COMBINATION WITH STRATEGY INTERNATIONAL INSURANCE GROUP, INC. IS CONSUMMATED, WE MAY NOT SUCCEED IN INTEGRATING OUR OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Creative NJ's financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, fair market values of marketable securities, asset impairments, inventory and income taxes. Actual results could differ from these estimates.

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

On October 1, 2004, we acquired 100% of Value Guaranteed Vacations Inc. "VGV", a company formed under the laws of the province of Ontario, and previously wholly-owned by the Company's chief executive officer, director and stockholder for the forgiveness of $101,291 debt owed by VGV to us.

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

Other Comprehensive Income was $555,213 for 2004 compare to $0 for 2003.

Comprehensive Income for 2004 was $305,602 to Comprehensive loss of $2,250,987 for the Period Inception February 27, 2003 to December 31, 2003

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

Costs and Expenses:

Costs and expenses of $6,461,292 for 2004 compared to $2,309,479 for the Period from Inception February 27, 2003 to December 31, 2003.

Costs and expenses for 2004 were mainly comprised of General and administrative expenses of $2,649,862 , executive officer's compensation of $1,277,519 , Consulting Expenses of $1,678,545 and Travel of $459,548 compared to $418,940, 187,500 , 1,500,227 and $180,255. respectively for the period Inception February 27, 2003 to December 31, 2003.

Noncash expenses for amortization of $303,205 and depreciation of $92,613 for 2004 compared to depreciation expense of $2,557 in 2003.

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

Amortization expense of $303,205 was mainly the result of our acquiring intangible assets in the acquisition of Canadian Intermediaries and for our acquiring Proprietary Computer software.

We are continuing our efforts to consolidate operations and position ourselves for expansion of services and products and new acquisitions.

Current Assets and Cash.

For the year ended December 31, 2004, we had cash and cash equivalents of $1,781,632 in contrast to $15,073 for the year ended December 31, 2003. Our Total Current Assets at December 31, 2003 was $73,565, which amount was $7,740,345 at December 31, 2004.

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

Name and Principal Position                 Year                   Salary

John Hamilton
Chief Executive Officer                     2004                  $ 416,667
                                            2003                  $  62,500
Sandro Sordi
General Counsel/Secretary                   2004                  $ 375,000
                                            2003                  $  62,500
Kenneth Min
President                                   2004                  $  83,235
                                            2003                  $  66,000
David Sanderson
Chief Financial Officer                     2004                  $  88,442
                                            2003                  $  89,000

Stephen Stonhill
Executive Chairman until                    2004                  $ 250,000
May 31, 2004                                2003                  $  62,500


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

During the fourth quarter of 2004, we issued 50,000 Common shares to three employees of the companies of the Company, totaling 150,000 shares, in connection with their employment agreements with us. We recorded compensation expense of $150,000 in connection with these grants.

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

       -------------------------------------------------------------------------------------------------------------
           Name and Address of                                  Amount and
               Beneficial                                        Nature of                     Percent of
                 Owner                  Title of Class        Beneficial Owner              Voting Equity (1)
       -------------------------------------------------------------------------------------------------------------
            Judith Hamilton (2)
             17 Charnwood Road            Series A
              Toronto, Ontario,          Convertible            21,000,000
              Canada, M3B 2P7            Preferred           (Direct owner)                      14,86%
       -------------------------------------------------------------------------------------------------------------
              Anna Sordi (3)              Series A
              24 Duval Drive             Convertible            15,400,000
       Toronto, ON. Canada. M6L 2K1       Preferred           (Direct Owner)                     10.90%
       -------------------------------------------------------------------------------------------------------------
           Stephen Stonhill (4)           Series A
           18854 Heart Lake Road         Convertible
        Caledon Village ON, Canada        Preferred              6,900,000
                  L0N 1C0
                                           Common                1,667,000
                                                               (Indirect owner)                   7.24%
       -------------------------------------------------------------------------------------------------------------
            Charles Napper (5)
         Hensley Down Farm Battle,        Series A               6,900,000
                 TN33 9BN                Convertible            (Direct and
              United Kingdom              Preferred           indirect owner)                     4.88%
       -------------------------------------------------------------------------------------------------------------
          Ellen Lisa Forrest (6)          Series A
             3103 Orleans Road           Convertible             4,500,000
       Mississauga, Ontario, Canada       Preferred           (Direct owner)                      3.18%
       -------------------------------------------------------------------------------------------------------------
       All Executive Officers and
         Directors as a Group(7)                                29,017,000                       41.06%
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

(2) Judith Hamilton is the wife of John Hamilton, our Chief Executive Officer, Chairman of the Board of Directors and a Director. Ms. Hamilton has the right to convert her Series A Convertible Preferred shares into 10,500,000 shares of common stock. John Hamilton disclaims beneficial ownership of these shares.

(3) Anna Sordi is the wife of Sandro Sordi, our General Counsel, Secretary and a Director. Ms. Sordi has the right to convert her Series A Convertible Preferred shares into 7,700,000 shares of common stock. Sandro Sordi disclaims beneficial ownership of these shares.

(4) Stephen Stonhill is a Director and consultant to us. This table represents the beneficial ownership of shares indirectly owned or controlled by Mr. Stonhill through his position as a controlling person of 1604494 Ontario, Inc., a Canadian corporation. Mr. Stonhill has the right to convert the 6,900,000 Series A Convertible Preferred shares that he indirectly owns into 3,450,000 shares of our common stock. Mr. Stonhill also indirectly owns 1,667,000 shares of our common stock from the Company during the year from the sale of all of the shares of Canadian Intermediaries Limited to us, previously wholly-owned by Mr. Stonhill.

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

Date:  April 15, 2005
                                         --------------------------
                                         Stephen Stonhill
                                         Director

Date:   April 15, 2005
                                         --------------------------
                                         Charles Napper
                                         Director

Date:   April 15, 2005
                                         --------------------------
                                         Sandro Sordi
                                         Director

                           RS GROUP OF COMPANIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.                  F-1

REPORT OF SAMUEL KLEIN AND COMPANY                                           F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)     F-4

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Financial Statements                                             F-7

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


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
April 13, 2005

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Rent Shield Corp.
Toronto, Canada

We have audited the accompanying balance sheet of Rent Shield Corp. and its subsidiaries (A Development Stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (February 27, 2003) to December 31, 2003. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                /s/ Samuel Klein and Company
                                                --------------------------------
                                                SAMUEL KLEIN AND COMPANY


Newark, New Jersey
March 24, 2004

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

The Company intends to continue its efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. The Company is currently engaged in discussions and contract negotiations with other insurance reinsurance companies relating to possible strategic marketing partnerships and enhanced and insurance backed product offerings. The Company was formerly known as "Rent Shield Corp." and changed its name to "RS Group of Companies, Inc." on April 23, 2004.

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