Form 10QSB
period 2005-03-31
RS GROUP OF COMPANIES INC
filed 2005-05-23
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _____________ to _____________

                         Commission file number: 0-50046

                           RS GROUP OF COMPANIES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                                65-1082128
          -------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
         incorporation)                                      Identification No.)

         200 Yorkland Blvd., Suite 200, Toronto, Ontario, Canada M2J 5C1
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 391-4223
                            Issuers telephone number

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,150,780 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                              INDEX TO FORM 10-QSB

                                 March 31, 2005

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets -
           March 31, 2005 (Unaudited) and December 31, 2004 (Audited)..........1

         Consolidated Statements of Operations and
           Comprehensive Loss (Unaudited)......................................2

         Consolidated Statements of Cash Flows (Unaudited).....................3

         Notes to Financial Statements.........................................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................11

         ITEM 3.  CONTROLS AND PROCEDURES.....................................19

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................20

                           RS GROUP OF COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       2005              2004
                                                                   ------------      ------------
                                                                   (Unaudited)        (Audited)
                               ASSETS
Current Assets:
   Cash and cash equivalents                                       $    888,312      $  1,781,632
   Accounts receivable, net                                           5,506,024         5,782,518
   Prepaid expenses                                                      86,999            97,277
   Other current assets                                                  41,136            78,918
                                                                   ------------      ------------
        Total Current Assets                                          6,522,471         7,740,345
                                                                   ------------      ------------

Property and Equipment, net                                             823,058           756,111
                                                                   ------------      ------------

Intangible Assets, net (including goodwill of $1,000,000 at
  March 31, 2005 and December 31, 2004)                               5,131,164         5,244,866
                                                                   ------------      ------------

Other Assets:
    Deposits                                                             88,384            57,933
    Receivables from affiliated entities                                866,730         1,390,395
    Investment in related company                                     2,760,895                --
                                                                   ------------      ------------
        Total Other Assets                                            3,716,009         1,448,328
                                                                   ------------      ------------

        Total Assets                                               $ 16,192,702      $ 15,189,650
                                                                   ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                           $  3,145,302      $  3,226,074
   Accrued officers' compensation                                       342,039           157,521
   Loans from stockholders                                              187,994           256,442
   Payable to affiliated entity                                       2,851,956                --
                                                                   ------------      ------------
        Total Current Liabilities                                     6,527,291         3,640,037
                                                                   ------------      ------------

Minority Interest                                                        28,296            28,146
                                                                   ------------      ------------

Stockholders' Equity
  Preferred Stock Series A Convertible, no par value;
    75,000,000 shares authorized; 60,000,000 shares issued and
    outstanding                                                          20,000            20,000
  Preferred Stock Series B Convertible, no par value;
    12,725,000 shares authorized; 5,781,250 shares issued and
     outstanding                                                      3,663,000         3,663,000
  Common stock, no par value
    100,000,000 shares authorized; 24,150,780 shares issued
      and outstanding, respectively                                  10,028,386        10,028,386
 Treasury stock; 62,500 shares at cost                                  (50,000)          (50,000)
 Deferred compensation                                                 (121,435)         (194,534)
 Currency translation adjustment                                        496,106           555,213
 Accumulated deficit                                                 (4,398,942)       (2,500,598)
                                                                   ------------      ------------
          Total Stockholders' Equity                                  9,637,115        11,521,467
                                                                   ------------      ------------

          Total Liabilities and Stockholders' Equity               $ 16,192,702      $ 15,189,650
                                                                   ============      ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                        March 31,
                                                                  2005               2004
                                                              ------------      ------------
Underwriting insurance premiums and brokerage fees            $  4,599,076      $         --

Underwriting costs and claims (includes costs to related
   party of $110,150 and $0, respectively)                       4,279,703                --
                                                              ------------      ------------

Gross profit                                                       319,373                --
                                                              ------------      ------------

Costs and expenses:
  Executive officers compensation                                  316,345           239,500
  General and administrative expenses                            1,076,382           247,598
  Consulting expenses                                              341,252           117,835
  Travel and promotion expenses                                    148,111           142,009
  Amortization expense                                             113,702                --
  Depreciation expense                                              43,800             3,897
                                                              ------------      ------------
     Total costs and expenses                                    2,039,592           750,839
                                                              ------------      ------------

Loss from operations                                            (1,720,219)         (750,839)

Equity in loss from investment in related company                  (40,100)               --

(Income) related to minority interest                                 (150)               --

(Loss) on foreign currency transactions                           (137,875)               --
                                                              ------------      ------------

Net loss                                                        (1,898,344)         (750,839)

Other comprehensive loss - foreign translation adjustment          (59,107)               --
                                                              ------------      ------------

Comprehensive loss                                            $ (1,957,451)     $   (750,839)
                                                              ============      ============

Basic and diluted loss per share                              $      (0.08)     $      (0.05)
                                                              ============      ============

Basic and diluted weighted average common shares
   outstanding                                                  24,150,780        15,290,030
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     March 31,
                                                                2005             2004
                                                            -----------      -----------
Cash Flows from Operating Activities:
  Net loss                                                  $(1,898,344)     $  (750,839)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                              113,702               --
      Depreciation                                               43,800            3,897
      Minority interest in subsidiary                               150               --
      Equity in loss from investment in related company          40,100               --
      Deferred compensation                                      73,099               --
      Changes in operating assets and liabilities:
        Accounts receivable                                     276,494           58,492
        Prepaid expenses                                         10,278          (14,647)
        Other current assets                                     37,782          (16,349)
        Receivables from affiliated entities                    523,665          (85,104)
        Deposits                                                (30,451)              --
        Accounts payable and accrued expenses                   (80,772)         245,310
        Payables to affiliated entity                            50,961               --
        Accrued officers' compensation                          184,518               --
                                                            -----------      -----------
          Net cash used in operating activities                (655,018)        (559,240)
                                                            -----------      -----------

Cash Flows from Investing Activities:
    Investment in related company                            (2,800,995)              --
    Acquisitions of property and equipment                     (110,747)         (88,180)
                                                            -----------      -----------
          Net cash used in investing activities              (2,911,742)         (88,180)
                                                            -----------      -----------

Cash Flows from Financing Activities:
    Proceeds from loan from affiliated entity                 2,800,995               --
    (Repayments) of loans from stockholders                     (68,448)              --
    Proceeds from loans from stockholders                            --          654,782
                                                            -----------      -----------
          Net cash provided by financing activities           2,732,547          654,782
                                                            -----------      -----------

Effect of Foreign Currency Translation                          (59,107)              --
                                                            -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents           (893,320)           7,362

Cash and Cash Equivalents, beginning of period                1,781,632           15,073
                                                            -----------      -----------

Cash and Cash Equivalents, end of period                    $   888,312      $    22,435
                                                            ===========      ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $        --      $        --
                                                            ===========      ===========
    Income taxes                                            $        --      $        --
                                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

RS Group of Companies, Inc. (the `Company') is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. The Company has developed and is implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America.

The Company intends to continue its efforts to develop the practice of introducing financial guarantee programs in other areas, including construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. The Company is currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced insurance backed product offerings. The Company was formerly known as `Rent Shield Corp.' and changed its name to `RS Group of Companies, Inc.' on April 23, 2004.

On January 7, 2005, the acquisition of Dashwood, Brewer & Phipps Ltd. (Dashwood) was completed. The Company purchased 49% of the issued share capital of Dashwood for 1,475,426 pounds sterling ($2,800,995). This acquisition effectively provides the Company a conduit to recapture brokerage expenses on placements of insurance related to its business operations, including its residential rental guarantee program. Under the terms of the Dashwood agreement, the Company has agreed to place insurance in the London and Lloyd's markets through Dashwood. The Dashwood purchase cost will be recouped through brokerage commissions earned by Dashwood from insurance placed by the Company through Dashwood. Through this equity position, the Company will effectively recover 49% of the brokerage expenses on business it expects to place through Dashwood.

The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses. Dashwood's undistributed loss for the three months ended March 31, 2005 is reflected on the statement of operations.

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company (Continued)
-----------------------

The unaudited summarized statement of operations for the three months ended March 31, 2005 is as follows:

     Net sales                $  1,622,528
                              ------------
     Operating expenses         (1,754,669)
                              ------------
     Other income (expenses)        50,574
                              ------------

     Net loss                 $    (81,837)
                              ------------

The statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Significant Accounting Policies
-------------------------------

Interim Presentation
--------------------

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004.

The statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

                             March 31, 2005 and 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Underwriting insurance premiums will be recognized as written up on inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual revenues from underwriting insurance premiums will be included as written at policy inception. The remaining annual revenues from underwriting insurance premiums will be included as written at each successive anniversary date within the multi-year term.

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

Translation of Foreign Currencies
---------------------------------

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the period-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in income.

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (SFAS 130) `Reporting Comprehensive Income.' This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's comprehensive gain consisted solely of foreign currency translation adjustments.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings Per Share' (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                              2005                       2004
                                           ----------                ----------

         Convertible preferred stock       35,781,250                30,000,000
         Warrants                          11,225,000                        --

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of licensing agreements, proprietary know-how, patents and logos are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. All intangible assets, except for goodwill, are being amortized over a period of ten years.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, `Goodwill and Other Intangible Assets' (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) `Accounting for Stock Issued to Employees' in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through March 31, 2005.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123, (SFAS 123) `Accounting for Stock Based Compensation' and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised) `Share-Based Payment.' This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

2. SALES CONCENTRATIONS

All underwriting insurance premiums and brokerage commissions were earned in Canada.

In 2005, all revenue was earned from insurance underwriting premiums. Approximately 95% of the underwriting insurance premiums were generated under the Coverholder agreement with Lloyd's of London. Under the terms, the agreement can be cancelled or terminated under a variety of circumstances (as described) including cancellation without prejudice by Lloyd's with sixty days notice. Although management believes that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

There was no sales revenue in 2004.

3. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts as management believed all accounts receivable as of March 31, 2005 and December 31, 2004 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

At March 31, 2005, accounts receivable consisted of approximately $2,875,000 of brokerage fees and $2,631,000 of insurance underwriting premiums. At December

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004

3. ACCOUNTS RECEIVABLE (Continued)

31, 2004, accounts receivable consisted of approximately $2,900,000 of brokerage fees and $2,878,000 of insurance underwriting premiums.

At March 31, 2005 and December 31, 2004, one customer accounted for approximately 52% and 50% of the Company's accounts receivable, respectively.

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                      March 31,       December 31,
                                        2005              2004
                                    ------------      ------------
                                    (Unaudited)        (Audited)

Furniture and fixtures                $142,004          $119,800
Computer equipment                     112,909            49,233
Computer software                      628,297           627,005
Vehicle                                 59,160            59,160
Leasehold improvements                  24,903             1,328
                                      --------          --------
                                       967,273           856,526
Less: Accumulated depreciation
        and amortization               144,215           100,415
                                      --------          --------
                                      $823,058          $756,111
                                      ========          ========

Depreciation expense amounted to $43,800 and $3,897 for the three months ended March 31, 2005 and 2004, respectively.

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004


5.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                      March 31,       December 31,
                                        2005              2004
                                    ------------      ------------

Licenses agreements, proprietary
  know-how, etc.                    $4,548,071        $4,548,071
Less: Accumulated amortization        (416,907)         (303,205)
                                    ----------        ----------
                                     4,131,164         4,244,866

Goodwill                             1,000,000         1,000,000
                                    ----------        ----------
                                    $5,131,164        $5,244,866
                                    ==========        ==========

Amortization expense amounted to $113,702 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Annual amortization expense is estimated to be $454,807 for each of the fiscal years 2005 through 2009 and $1,970,831 thereafter.

6.  RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2005 and December 31, 2004, the Company made cash advances to, received cash advances from and charged related entities for occupancy and expense sharing arrangements. In addition, the Company incurred underwriting costs and claims from a related party of $110,150 and $0 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 the Company was owed $866,730 by certain entities and owed $2,851,956 to another entity. At December 31, 2004, such entities owed the Company $1,390,395.

Loans from stockholders represent net advances made by two of its stockholder/officers. The advances do not bear interest and are due on demand. At March 31, 2005 and December 31, 2004, the Company owed these stockholder/officers $187,994 and $256,442, respectively.

7. STOCKHOLDERS EQUITY

Series A Convertible Preferred Stock (Series A Shares)
------------------------------------------------------

Series A Shares are convertible into the Company's common stock at a rate of one share of common for every two shares of Series A.

In the event a dividend is declared with respect to the Company's common stock prior to conversion of the Series A Shares, upon such conversion, such dividend shall be paid with respect to the shares of common stock into which the Series A Shares were converted. Each share of Series A Shares shall rank on parity with each other share of convertible preferred stock, which may be created, with respect to dividends.

Series B Convertible Preferred Stock (Series B Shares)
------------------------------------------------------

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 10,725,000 shares of Series B no par value, at $0.80 per share. The Series B Shares are convertible into the Company's common stock at a rate of one share of common stock for every one share of Series B. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants may be exercised at a price per share of $1.50 and the remaining 5,362,500 warrants may be exercised at a price per share of $2.25.

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004

7. STOCKHOLDERS EQUITY

Series B Convertible Preferred Stock (Series B Shares) (Continued)
------------------------------------------------------------------

During September and October 2004, 4,943,750 Series B Shares were converted into 4,943,750 shares of Common Stock. In addition, in September 2004, the Company repurchased 62,500 shares of the Series B Shares for $50,000, which as been reflected as Series B Preferred treasury stock in the stockholders' equity section of the balance sheet.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At March 31, 2005, the liquidation preference amounted to $4,575,000.

Warrants

In connection with a consulting agreement with Ardent Advisors, LLC effective on July 29, 2004, the Company issued 250,000 warrants exercisable at $1.26 and 250,000 warrants exercisable at $2.26. All warrants expire on February 23, 2008. The warrants were valued at $333,487. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement. At March 31, 2005 and March 31, 2004, stock based compensation amounted to $73,099 and $0 respectively.

A summary of the warrants outstanding at March 31, 2005 are as follows:

                        Exercise             Expiration
Warrants                 Price                 Date
--------                --------        -----------------
   250,000                $1.26         February 23, 2008
   250,000                $2.26         February 23, 2008
 5,362,500                $1.50           April 28, 2007
 5,362,500                $2.25           April 28,2007
----------
11,225,000
==========

8.  CONTINGENCY

Litigation

The plaintiffs in a suit entitled John LePire and Ludger Limited, LLC vs. Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and Does 1 through 100, Case No. 319379, July 30, 2004, pending in the Superior Court of California, County of Los Angeles, have added us and certain of our affiliates as 'John Doe' defendants. We have not yet been served with process in this action and, based on our most recent information, neither have any of the substituted defendants. Amendments to the Complaint, dated March 14, 2005, purport to substitute us and 'Rent Shield Corporation,' `Rent Gard Corporation,' 'Rent Gard Services Corporation,' 'Strategy

                           RS GROUP OF COMPANIES, INC.

                             March 31, 2005 and 2004

8.  CONTINGENCY (Continued)

Litigation (Continued)

International Insurance Group,' and Patrick Driscoll, an employee, for certain of the John Doe-named defendants. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against us or the other substituted defendants. There are also questions at this time as to the suitability of the service of process in this action. Accordingly, we are evaluating all legal remedies and protections available to us. Based on our preliminary review of the procedural and substantive aspects of this action, we do not believe that this litigation will have a material adverse effect on our operations. There is no other pending litigation or other material claims or actions that we are aware of.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the three month period ended March 31, 2005, and the three month period ended March 31, 2004. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-QSB. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

Revenue Recognition
-------------------

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

Brokerage expense represents commissions paid to sub-brokers related to our placement of certain business. This expense is recognized in the same manner as commission revenues.

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

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, `Goodwill and Other Intangible Assets' (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

THE COMPANY AND ITS PRODUCTS AND SERVICES
-----------------------------------------

RS Group of Companies, Inc. is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. We have developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America. We were formerly known as `Rent Shield Corp.' and changed our name to `RS Group of Companies, Inc.' on April 23, 2004.

We intend to introduce financial guarantee programs in many areas, including landlord-tenant rental payments, vacation timeshare purchases, construction and real estate development, offering future value guarantee insurance, and providing mortgage insurance for the residential market. We are currently engaged in discussions and contract negotiations with other insurance and reinsurance companies relating to possible strategic marketing partnerships and enhanced and insurance backed product offerings.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy International Insurance Group, Inc. that may result in our becoming a wholly-owned subsidiary of Strategy. The Chief Executive Officer and Chairman of the Board of Directors of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. Strategy does not plan to change our executive team, strategic direction or branding.

We anticipate that Strategy will offer cash and stock to acquire our common stock. We are currently negotiating the specific structure and consideration for the proposed combination. To date, however, no formal agreement between the parties has been reached. We cannot be certain that we will reach an agreement with Strategy or that the terms of such agreement will be acceptable to our stockholders.

Dashwood, Brewer & Phipps Ltd. (Dashwood)
-----------------------------------------

On January 7, 2005, we completed our acquisition of 49% of the issued share capital of Dashwood, a Lloyd's Insurance Broker based in London, England. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood stockholders, we agreed to pay such stockholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling (approximately $2,800,000). We expect to recoup the cost of this investment in Dashwood by placing insurance through Dashwood in amounts sufficient to generate substantial brokerage commissions for Dashwood. Since we are entitled to receive 49% of Dashwood's profits, we will effectively recapture 49% of our brokerage expenses that would have been paid to non-related brokers on insurance derived from our business lines that we intend to place through Dashwood. The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses.

Canadian Intermediaries Limited (CIL)
-------------------------------------

On April 29, 2004, we completed our acquisition of 100% of CIL, a company that was owned by one of our directors. CIL is a Lloyd's of London Coverholder, which is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents. CIL provides us the ability to specialize in `hard-to-place' liability insurance and credit insurance. For the three months ended March 31, 2005 and 2004, revenue from insurance underwriting premiums amounted to $$4,329,076 and $0, respectively. For the three months ended March 31, 2005, approximately 95% of our underwriting insurance premiums were generated under the Coverholder Agreement with Lloyd's of London. Under the terms, the Coverholder Agreement can be cancelled or terminated under a variety of circumstances (as described) including cancellation without prejudice by Lloyd's with 60 days notice. Although management believes that it is highly unlikely that the Coverholder Agreement will be cancelled or terminated, such cancellation or termination could negatively affect our financial position and results of operations.

RentShield(TM)
--------------

RentShield(TM) is our residential rental guarantee program. It is marketed to real estate landlords in North America's $300 billion residential real estate market, with the objective of reducing the financial risk inherent in property management. The RentShield(TM) program is in the process of being introduced to the market and has not yet generated any revenues for us.

The RentShield(TM) product pays up to $10,000 to the landlord for willful property damage caused to the unit by a tenant and, should a tenant default on rental payment, pays the outstanding amount within 30 days after the rental due date for up to six months on the remaining term of the lease. The Rentshield(TM) damage protection benefit provides coverage for tenant damage and ensures the landlord that its rent will be paid within 30 days while the covered damage caused by a tenant is repaired. If a rental unit is abandoned by a tenant, coverage is provided from the first day that the abandonment is determined to have occurred and we will provide legal services through outside professionals to assist in the process of confirming a charge of abandonment.

This program eliminates the last month's rent, upfront payments and security deposits from the tenant's cost of moving in and speeds the landlord's process of qualifying a tenant for an apartment. We have entered into an agreement with National Credit Systems Inc. to collect the landlord's outstanding rent payments. This program also covers any associated legal, eviction or collection fees. Landlords are charged an initial membership fee per tenant. This covers the background and credit checks of tenants and other initial administrative services for the landlord. Thereafter, the landlord is charged a percent of its rent roll, which is paid to the Company either up front, on an annual basis, or on a monthly basis as a direct withdrawal from the landlord's bank account.

National Credit Systems Inc., a major provider of lost collection services, specializing in apartment debt, has been contracted to provide rent collection and damage repair services for the RentShield(TM)product.

We also provide RentShield(TM) Express, which includes credit verification and background checks to help landlords select qualified tenants. The entire program may be accessed by customers through an Internet-based network. RentShield(TM) Express is a fully automated, online system designed to provide landlords with rapid credit verification, site inspections, tenant pre-qualifications, and vacancy advertising.

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

Great American Insurance Group's roots go back to 1872 with the founding of its flagship company, Great American Insurance Company. Based in Cincinnati, Ohio, Great American Insurance Group is engaged primarily in property and casualty insurance, focusing on specialty commercial products for business, and the sales of annuities, supplemental insurance and life products. Its property & Casualty operations are 'A' rated by Standard & Poor's, A.M. Best, Fitch and Moody's. The members of Great American Insurance Group are subsidiaries of American Financial Group, Inc., also based in Cincinnati, Ohio. American Financial's common stock is listed and traded on The New York Stock Exchange, Inc. and Nasdaq under the symbol 'AFG'.

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

No revenues were earned by RentShield(TM) for the three months ended March 31, 2005 and 2004.

Value Guaranteed Vacations, Inc. (VGV)
--------------------------------------

On October 1, 2004, we acquired 100% of VGV, a company previously wholly-owned by our Company's chief executive officer, director and stockholder.

VGV provides an affinity program that offers, as one of its benefits, protection to vacation property timeshare owners against the depreciation of their timeshare ownership interests. The VGV(TM) Club is offered by timeshare developers that have contracted with VGV. It offers owners of timeshares units a ten-year guarantee of the value of the timeshare at the date of purchase. This contractual right, which is transferable, provides a ready-buyer should a timeshare owner wish to sell his or her timeshare interest. VGV's purchase obligations are backed by, among other things, insurance, which may be provided by affiliates of VGV. The VGV(TM) Club also offers timeshare owners who become members other benefits, such as a no-fee credit card and travel-related discounts. This membership program is in the process of being marketed to large timeshare developers and promoters, who will, in turn, offer the program to existing and prospective timeshare owners.

A developer who participates in the program will pay VGV a program fee of 25% of the sales price of the unit, which is embedded into the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. If the timeshare owner maintains participation as a VGV(TM) Club member for ten years, the timeshare owner will receive the option of (i) redeeming the property for the original purchase price (excluding VGV(TM) Club membership fees and applicable taxes), or (ii) extending their membership in the program for an additional five to ten years for a minimal cost.

Additional revenue is anticipated through the usage of credit cards by VGV(TM) Club Members. VGV has arranged for MasterCards to be offered to VGV(TM) Club Members in the United States a pre-approved, no annual fee credit card.

No revenues have been generated by VGV up to March 31, 2005.

Shield Financial Services, Inc. (Shield)
----------------------------------------

On October 15, 2004, we entered into a Services Agreement with Initiatives Canada Corporation and Canadian Literacy Initiatives, each a company formed under the laws of Ontario, Canada providing a charitable donation program with benefits for both Canadian-based registered charities and participating Canadian taxpayers. We were engaged to provide certain administrative services and arrange for Shield to secure insurance in support of the donation programs offered by Initiatives Canada and Canadian Literacy Initiatives.

In addition, Shield, another of our subsidiaries, has entered into an exclusive ten-year agreement with VGV to provide all insurance requirements in support of the VGV(TM) Club. With respect to the VGV(TM) Club program, we have engaged an independent consulting firm based in the U.S. that specializes in marketing to the timeshare industry. The consulting agreement will pay commissions to the consultant in return for its generation of new members.

For the three months ended March 31, 2005 and 2004, revenues from Shield totaled $220,297 and $0, respectively.

RESULTS OF OPERATIONS
---------------------

Summary
-------

Revenues for the three months ended March 31, 2005 were $4,599,076 compared to $0 for the three months ended March 31, 2004.

Gross profit was $319,373 for the three months ended March 31, 2005 compared $0 for the for the three months ended March 31, 2004 and we experienced a loss from operations of $1,720,219 for the three months ended March 31, 2005, compared to a loss of $750,839 for the three months ended March 31, 2004.

Net loss was $1,898,344 for the three months ended March 31, 2005 compared to $750,839 for the three months ended March 31, 2004. The Comprehensive Loss was $1,957,451 for the three months ended March 31, 2005 compared to $750,839 for the three months ended March 31, 2004.

Revenues
--------

For the three months ended March 31, 2005, all $4,599,076 of revenue was earned in Canada from insurance underwriting premiums. There were no revenues for the comparable period in 2004. Approximately 95% of the underwriting insurance premiums were generated under the Coverholder agreement between Canadian Intermediaries Limited (acquired by the Company on April 29, 2004) and Lloyd's.

Costs and expenses
------------------

Costs and expenses of $2,039,592 for the three months ended March 31, 2005 compared to $750,839 for the three months ended March 31, 2004.

Costs and expenses for the three months ended March 31, 2005 were mainly comprised of compensation for executive officers of $316,345, general and administrative expenses of $1,076,382, consulting expenses of $341,252, and travel and promotion expenses of $148,111, compared to compensation for executive officers of $239,500, general and administrative expenses of $247,598, consulting expenses of $117,835, and travel and promotion expenses of $142,009 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, non-cash expense for depreciation was $43,800 and for amortization was $113,702, compared to depreciation expenses of $3,897 and no amortization expenses for the comparable period in 2004. The increase in amortization expense in 2005 was mainly the result of our acquiring intangible assets in the acquisition of Canadian Intermediaries and for our acquiring Proprietary Computer software.

The increase in our expenses during the three month period ending March 31, 2005 was a result of increasing our executive, administrative and sales and marketing staff to continue our business plan, which includes seeking approvals and preparing marketing programs for our new innovative products.

We also paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

We are continuing our efforts to consolidate operations and position ourselves for expansion of services and products and new acquisitions.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, we had cash and cash equivalents of $888,312, a decrease of $893,320 from the cash and cash equivalents balance of $1,781,632 at December 31, 2004. Cash used in operating activities amounted to $655,018 for the three months ended March 31, 2005. The primary reason for the decrease was the net loss incurred for the quarter partially offset by non-cash costs and expenses of $270,851 and the collection of accounts receivable and amounts owed by related entities of approximately $800,000.

At March 31, 2004, we had cash and cash equivalents of $22,435, an increase of $7,362 from the cash and cash equivalents balance of $15,073 at December 31, 2003. Cash used in operating activities amounted to $559,240 for the three months ended March 31, 2004. The primary reason for the decrease was the net loss incurred for the quarter, partially offset by an increase in accounts payable and accrued expenses.

For the three months ended March 31, 2005, net cash used for investing activities amounted to $2,911,742. As described above, the Company acquired a 49% interest in Dashwood for $2,800,995. In addition, the Company acquired property and equipment of $110,747. For the three months ended March 31, 2004, the Company acquired property and equipment of $88,180.

For the three months ended March 31, 2005, net cash provided by financing activities amounted to $2,732,547. The Company received an advance from Strategy International Insurance Group, Inc., a related party, in which we received proceeds of $2,800,995 used to acquire Dashwood. In addition, the Company repaid stockholder loans totaling $68,448. For the three months ended March 31, 2004, net cash provided by financing activities amounted to $654,782. The increase represents loans from stockholders during the period.

If we need to obtain additional capital, there can be no assurance given that we will be able to obtain such additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangement from banks or financial institutions. Our intention is to derive our primary sources of funds from sales of our services and products, supplemented by debt facilities and the issuance of new equity securities. We believe that we have sufficient liquidity to meet all of our cash requirements for the next quarter.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters
-------------

We do not anticipate that we will undertake any material capital expenditures outside of our ordinary course of business. We do not have any significant elements of income or loss that do not arise from continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since inception has not been material.


Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective, in all material respects, to ensure that material information relating to this report, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls.
-----------------------------

There have been no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The plaintiffs in a suit entitled John LePire and Ludger Limited, LLC vs. Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and Does 1 through 100, Case No. 319379, July 30, 2004, pending in the Superior Court of California, County of Los Angeles, have added us and certain of our affiliates as `John Doe' defendants. We have not yet been served with process in this action and, based on our most recent information, neither have any of the substituted defendants. Amendments to the Complaint, dated March 14, 2005, purport to substitute us and `Rent Shield Corporation,' `Rent Gard Corporation,' `Rent Gard Services Corporation,' `Strategy International Insurance Group,' and Patrick Driscoll, an employee, for certain of the John Doe-named defendants. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against us or the other substituted defendants. There are also questions at this time as to the suitability of the service of process in this action. Accordingly, we are evaluating all legal remedies and protections available to us. Based on our preliminary review of the procedural and substantive aspects of this action, we do not believe that this litigation will have a material adverse effect on our operations. There is no other pending litigation or other material claims or actions that we are aware of.

Item 2.  Changes in Securities

(a) Except as set forth in the Certificate of Designation for the Series B Convertible Preferred Stock (the `Series B Shares'), which established liquidation priorities for the holders of the Series B Shares, there have been no other material modifications in any of the instruments defining the rights of the holders of any class of the Company's registered securities.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

(a) Exhibits

31.1. CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2. CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32. CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 25, 2005, RS Group of Companies, Inc. filed a report on Form 8-K regarding its change in certifying independent accountants from Samuel Klein and Company to Rotenberg, Meril, Solomon, Bertiger and Guttila, P.C.

On February 9, 2005, RS Group of Companies, Inc. filed an amendment to its report on Form 8-K filed on January 25, 2005, regarding its change in certifying independent accountants from Samuel Klein and Company to Rotenberg, Meril, Solomon, Bertiger and Guttila, P.C.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.

Date: 23, 2005                           /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer

Date: 23, 2005                           /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer