Form 10QSB/A
period 2005-03-31
RS GROUP OF COMPANIES INC
filed 2005-05-24
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                             INDEX TO FORM 10-QSB/A

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the three month period ended March 31, 2005, and the three month period ended March 31, 2004. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-QSB/A. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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


Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective, in all material respects, to ensure that material information relating to this report, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB/A was being prepared.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

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

                                         RS GROUP OF COMPANIES, INC.

Date: May 24, 2005                       /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer

Date: May 24, 2005                       /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer