Form 10QSB
period 2005-06-30
RS GROUP OF COMPANIES INC
filed 2005-08-25
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2005.

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

                                 (416) 391-4223
                                 --------------
                            Issuer's telephone number

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,569,530 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                              INDEX TO FORM 10-QSB

                                  June 30, 2005


                                                                                   Page
                                                                                  Number

Part I - Financial Information

         Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 2005 (Unaudited) and December
                  31, 2004 (Audited) ..............................................  1

         Consolidated Statements of Operations and Comprehensive Loss (Unaudited)..  2

         Consolidated Statements of Cash Flows (Unaudited) ........................  3

         Notes to Financial Statements ............................................  4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ..................................... 14

         Item 3.  Controls and Procedures ......................................... 22

Part II - Other Information

         Item 1.  Legal Proceedings ............................................... 23

         Item 6.  Exhibits and Reports on Form 8-K ................................ 24


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           RS GROUP OF COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,       DECEMBER 31,
                                                                            2005              2004
                                                                        ------------      ------------
                                                                         (Unaudited)        (Audited)
                              ASSETS
Current Assets:
   Cash and cash equivalents                                            $    412,349      $  1,781,632
   Accounts receivable, net                                                4,134,968         5,782,518
   Prepaid expenses                                                           62,291            97,277
   Other current assets                                                       78,317            78,918
                                                                        ------------      ------------
        Total Current Assets                                               4,687,925         7,740,345
                                                                        ------------      ------------

Property and Equipment, net                                                  809,692           756,111
                                                                        ------------      ------------

Intangible Assets, net (including goodwill of $-0- at June 30, 2005
  and $1,000,000 at December 31, 2004)                                     4,017,462         5,244,866
                                                                        ------------      ------------
Other Assets:
    Deposits                                                                  88,384            57,933
    Receivables from affiliated entities                                   1,059,122         1,390,395
    Investment in related company                                          2,944,584                --
                                                                        ------------      ------------
        Total Other Assets                                                 4,092,090         1,448,328
                                                                        ------------      ------------

        Total Assets                                                    $ 13,607,169      $ 15,189,650
                                                                        ============      ============
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                                $  4,351,546      $  3,206,074
   Accrued officers' compensation                                            382,771           157,521
   Loans from stockholders                                                   247,468           256,442
   Payable to affiliated entities                                          1,831,571                --
                                                                        ------------      ------------
        Total Current Liabilities                                          6,813,356         3,620,037
                                                                        ------------      ------------

Minority Interest                                                             26,900            28,146
                                                                        ------------      ------------

Stockholders' Equity:
  Preferred Stock Series A Convertible, no par value;
    75,000,000 shares authorized; 60,000,000 shares issued and
    outstanding                                                               20,000            20,000
  Preferred Stock Series B Convertible, no par value;
    12,725,000 shares authorized; 3,962,500 and 5,781,250 shares issued at June 30, 2005 and
     December 31, 2004, respectively                                       2,814,576         3,663,000
  Common stock, no par value
    100,000,000 shares authorized; 26,569,530 and 24,150,780
      shares issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively                                      11,309,810        10,028,386
 Treasury stock; 62,500 Preferred B shares at cost                           (50,000)          (50,000)
 Deferred compensation                                                       (30,077)         (194,534)
 Currency translation adjustment                                             460,810           555,213
 Accumulated deficit                                                      (7,758,206)       (2,500,598)
                                                                        ------------      ------------
          Total Stockholders' Equity                                       6,766,913        11,521,467
                                                                        ------------      ------------

          Total Liabilities and Stockholders' Equity                    $ 13,607,169      $ 15,169,650
                                                                        ============      ============

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           2005              2004              2005               2004
                                                       ------------      ------------      ------------      ------------
Underwriting insurance premiums and brokerage fees     $  5,924,418      $  2,683,687      $ 10,523,494      $  2,683,687

Underwriting costs and claims
  (includes costs to related
  party of $177,878, $-0-, $288,028 and
  $-0-, respectively)                                     5,705,781         2,549,502         9,985,484         2,549,502
                                                       ------------      ------------      ------------      ------------

                                                            218,637           134,185           538,010           134,185
                                                       ------------      ------------      ------------      ------------
Costs and Expenses:
  Executive officers compensation                           212,637           441,332           528,982           680,832
  General and administrative expenses                     1,452,322           352,525         2,528,704           600,124
  Consulting expenses                                       859,435         1,698,054         1,200,687         1,815,889
  Travel and promotion expenses                             125,415           153,630           273,526           295,640
  Amortization expense                                      113,702            75,801           227,404            75,801
  Depreciation expense                                       44,688             6,480            88,488            10,377
                                                       ------------      ------------      ------------      ------------
     Total costs and expenses                             2,808,199         2,727,822         4,847,791         3,478,663
                                                       ------------      ------------      ------------      ------------

Loss from operations                                     (2,589,562)       (2,593,637)       (4,309,781)       (3,344,478)

Write-off of goodwill                                    (1,000,000)               --        (1,000,000)               --

Equity in Income                                            183,689                --           143,589                --

Income related to minority interest                           1,396                --             1,246                --

Income (loss) on foreign currency transactions               45,213                --           (92,662)               --

Other income                                                     --             8,634                --             8,634
                                                       ------------      ------------      ------------      ------------

Net loss                                                 (3,359,264)       (2,585,003)       (5,257,608)       (3,335,844)

Other comprehensive loss -
  foreign translation adjustment                            (35,296)               --           (94,403)               --
                                                       ------------      ------------      ------------      ------------

Comprehensive loss                                     $ (3,394,560)     $ (2,585,003)     $ (5,352,011)     $ (3,335,844)
                                                       ============      ============      ============      ============

Basic and diluted loss per share:                      $      (0.13)     $      (0.14)     $      (0.21)     $      (0.20)
                                                       ============      ============      ============      ============

Basic and diluted weighted average common shares
   outstanding                                           26,563,974        17,852,030        25,474,044        16,487,363
                                                       ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTH ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2005             2004
                                                              -----------      -----------
Cash Flows from Operating Activities:
  Net loss                                                    $(5,257,608)     $(3,335,844)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                227,404           75,801
      Depreciation                                                 88,488           10,377
      Write-off of goodwill                                     1,000,000               --
      Minority interest in subsidiary                              (1,246)              --
      Equity in Income from investment in related company        (143,589)              --
      Noncash compensation expense                                433,000          375,000
      Deferred compensation                                       164,457               --
      Changes in operating assets and liabilities:
         Accounts receivable                                    1,647,550          (22,156)
         Prepaid expenses                                          34,986          (70,345)
         Other current assets                                         601          (72,723)
         Receivable from affiliated entities                      331,273       (1,118,011)
         Deposits                                                 (30,451)          57,933
         Accounts payable and accrued expenses                  1,125,472         (101,241)
         Payable to affiliated entities                          (969,424)              --
         Accrued officers' compensation                           225,250               --
                                                              -----------      -----------
          Net cash used in operating activities                (1,123,837)      (4,201,209)
                                                              -----------      -----------
Cash Flows from Investing Activities
  Investment in related company                                (2,800,995)              --
  Acquisitions of property and equipment                         (142,069)        (175,678)
  Cost of acquisitions net of cash acquired                            --       (1,869,464)
                                                              -----------      -----------
          Net cash used in investing activities                (2,943,064)      (2,045,142)
                                                              -----------      -----------
Cash Flows from Financing Activities:
  Proceeds from loan from affiliated entity                     2,800,995               --
  Repayments of loans from stockholders                            (8,974)        (974,262)
  Proceeds from issuance of Series B preferred stock                   --        8,580,000
                                                              -----------      -----------
          Net cash provided by financing activities             2,792,021        7,605,738
                                                              -----------      -----------

Effect of foreign currency translation                            (94,403)              --
                                                              -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents           (1,369,283)       1,359,387

Cash and Cash Equivalents, beginning of period                  1,781,632           15,073
                                                              -----------      -----------

Cash and Cash Equivalents, end of period                      $   412,349      $ 1,374,460
                                                              ===========      ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $        --      $        --
                                                              ===========      ===========
    Income taxes                                              $        --      $        --
                                                              ===========      ===========

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTH ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                       JUNE 30,
                                                               --------------------------
                                                                  2005            2004
                                                               ----------     -----------
Supplemental Disclosures of non cash financing activities:

      Common stock issued as compensation                      $  433,000     $   375,000
                                                               ==========     ===========

      Common stock issued for property and equipment           $       --     $   450,000
                                                               ==========     ===========

Supplemental Disclosures of non cash investing activities:
   CIL acquisition
        Common stock issued                                    $       --     $ 2,500,000
        Net assets acquired                                            --        (630,536)
                                                               ----------     -----------

        Cost of acquisition net of cash acquired               $       --     $ 1,869,464
                                                               ==========     ===========

   RSASC Acquisition
        Common stock issued for acquisition of company         $       --     $ 1,000,000
                                                               ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


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

The Company was formerly known as "Rent Shield Corp." and changed its name to "RS Group of Companies, Inc." on April 23, 2004.

On January 7, 2005, the acquisition of Dashwood, Brewer & Phipps Ltd. ("Dashwood") was completed. The Company purchased 49% of the issued share capital of Dashwood for 1,475,426 pounds sterling ($2,800,995).

The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses. Dashwood's undistributed income for the six months ended June 30, 2005 is reflected on the statement of operations.

The unaudited summarized statement of operations for Dashwood for the six months ended June 30, 2005 is as follows:

Net sales                                                             $3,380,412
                                                                      ----------
Operating expenses                                                     3,129,087
                                                                      ----------
Other income (expenses)                                                   57,260
                                                                      ----------

Net income                                                            $  308,584
                                                                      ==========

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


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

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, its results of operations for the six and three months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.

The statements of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results for the full year.

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

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by the Company. A "contingent commission" is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company.

Fee revenues generated from the Brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


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

Underwriting insurance premiums will be recognized as written-up on inception of the policy. For multi-year policies written, which are payable in annual installments due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual revenues from underwriting insurance premiums will be included as written at policy inception. The remaining annual revenues from underwriting insurance premiums are included as written at each successive anniversary date within the multi-year term.

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

Translation of Foreign Currencies
---------------------------------

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the period-end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in income.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's comprehensive gain or loss consisted solely of foreign currency translation adjustments.

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings per Share' (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

                                                      2005              2004
                                                     ------            ------

Convertible preferred stock                        33,800,000         10,725,000
Warrants                                           11,225,000               --


Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of licensing agreements, proprietary know-how, patents and logos are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. All intangible assets, except for goodwill, are being amortized over a period of ten years.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, `Goodwill and Other Intangible Assets' (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized and, instead, be tested for impairment on a periodic basis.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through June 30, 2005.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock Based Compensation' and Emerging Issues Task Force Consensus No. 96-18" (SFAS 123), and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." This statement is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. It will eliminate the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Company does not expect the adoption of this revised statement to have a material impact on its financial statements.

Recent Accounting Pronouncement
-------------------------------

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


2.  SALES CONCENTRATIONS

All underwriting insurance premiums and brokerage commissions were earned in Canada.

In 2005, all revenue was earned from insurance underwriting premiums. Approximately 96% of the underwriting insurance premiums were generated under the coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement it can be cancelled or terminated under a variety of circumstances (as described), including cancellation without prejudice by Lloyd's with sixty days' notice. Although management of the Company believes that it is highly unlikely that the coverholder agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

3. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts, as management believed all accounts receivable as of June 30, 2005 and December 31, 2004 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

At June 30, 2005, accounts receivable consisted of approximately $4,135,000 of insurance underwriting premiums. At December 31, 2004, accounts receivable consisted of approximately $2,900,000 of brokerage fees and $2,878,000 of insurance underwriting premiums.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of:

                                     JUNE 30,   DECEMBER 31,
                                       2005         2004
                                   -----------  ------------
                                   (Unaudited)   (Audited)

Furniture and fixtures              $164,775     $119,800
Computer equipment                   120,974       49,233
Computer software                    628,785      627,005
Vehicle                               59,160       59,160
Leasehold improvements                24,903        1,328
                                    --------     --------
                                     998,597      856,526
Less:  Accumulated depreciation
             and amortization        188,905      100,415
                                    --------     --------

                                    $809,692     $756,111
                                    ========     ========

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004



4. PROPERTY AND EQUIPMENT (Continued)

Depreciation expense amounted to $44,688 and $6,480 for the three months ended June 30, 2005 and 2004, respectively and $88,488 and $10,377 for the six months ended June 30, 2005 and 2004, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                        JUNE 30,       DECEMBER 31,
                                          2005             2004
                                      -----------      ------------
                                      (Unaudited)       (Audited)

Licensing agreements,
  proprietary know-how, etc           $ 4,548,071      $ 4,548,071
   Less: Accumulated amortization        (530,609)        (303,205)
                                      -----------      -----------
                                        4,017,462        4,244,866
Goodwill                                       --        1,000,000
                                      -----------      -----------
                                      $ 4,017,462      $ 5,244,866
                                      ===========      ===========

Amortization expense amounted to $113,702 and $75,801 for the three months ended June 30, 2005 and 2004, respectively, and $227,404 and $75,801 for the six months ended June 30, 2005 and 2004, respectively.

Annual amortization expense is estimated to be $454,807 for each of the fiscal years 2005 through 2009 and $1,970,831, thereafter.

In the quarter ended June 30, 2005, management determined that the goodwill created in the acquisition of Rent Shield America Services Corporation in the amount of $1,000,000 was fully impaired and has written down the value of the goodwill to $0.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


6.  RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2005 and December 31, 2004, the Company made cash advances to, received cash advances from, and charged related entities for occupancy and expense sharing arrangements. At June 30, 2005, the Company was owed $1,059,122 by certain entities and owed $1,831,571 to another entity. At December 31, 2004, such entities owed the Company $1,390,395.

Loans from stockholders represent net advances made by two of its stockholder/officers. The advances do not bear interest and are due on demand. At June 30, 2005 and December 31, 2004, the Company owed these stockholder/officers $247,468 and $256,442, respectively.

7. STOCKHOLDERS EQUITY

Series A Convertible Preferred Stock
------------------------------------

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

Series B Convertible Preferred Stock
------------------------------------

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 10,725,000 shares of Series B, no par value, at $0.80 per share. The Series B Shares are convertible into the Company's common stock at a rate of one share of common stock for every one share of Series B. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants may be exercised at a price per share of $1.50 and the remaining 5,362,500 warrants may be exercised at a price per share of $2.25.

During the six months ended June 30, 2005, 1,818,750 Series B Shares were converted into 1,818,750 shares of Common Stock.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At June 30, 2005, the liquidation preference amounted to $3,120,000.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004



7. STOCKHOLDERS EQUITY (Continued)

Common Stock
------------

During the three months ended June 30, 2005, the Company issued a total amount of 600,000 shares of its common stock valued at $433,000 to certain consulting groups for various services rendered.

Warrants
--------

In connection with a consulting agreement with Ardent Advisors, LLC, effective on July 29, 2004, the Company issued 250,000 warrants exercisable at $1.26 and 250,000 warrants exercisable at $2.26. All warrants expire on February 23, 2008. The warrants were valued at $333,487. Such amount was recorded as deferred compensation and is being amortized over the life of the consulting agreement.

For the three months ended June 30, 2005 and 2004, stock based compensation amounted to $91,358 and $0, respectively. For the six months ended June 30, 2005 and 2004, stock based compensation amounted to $164,457 and $0, respectively.

A summary of the warrants outstanding at June 30, 2005 are as follows:

                        EXERSISE         EXPIRATION
     WARRANTS             PRICE            DATE
     --------           --------         ----------
      250,000             $ 1.26        February 23, 2008
      250,000             $ 2.26        February 23, 2008
    5,362,500             $ 1.50        April 28, 2007
    5,362,500             $ 2.25        April 28, 2007
   ----------
   11,225,000
   ==========

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


8. CONTINGENCY

Litigation
----------

The plaintiffs in the litigation, John LePire and Ludger Limited, LLC v. Aon Corporation, et al., Case Number BC 319379, Superior Court of California, County of Los Angeles ("Action"). Plaintiffs John LePire and Ludger Limited, LLC ("Plaintiffs") filed their Complaint in the Action on July 30, 2004, which named Aon Corporation, Aon Services Group, AON Risk Services of Texas, and Inc., Swett & Crawford Group, Inc. and others, as defendants. The Company was not named as a defendant at that time. On March 14, 2004, Plaintiffs filed an amendment to the Complaint purporting to substitute the Company, "Rent Shield Corporation," "Rent Gard Corporation," "Rent Gard Services Corporation," "Strategy International Insurance Group," and Patrick Driscoll, an employee at the time, for certain of the John Doe-named defendants. The Complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. Plaintiffs allege in the Complaint that they created an insurance product called "SafeLease" and that the defendants have infringed Plaintiffs' rights in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The Complaint seeks injunctive relief and unspecified monetary damages. On July 21, 2005, the Court sustained the demurrer with leave to amend and continued the Company's motion to quash service of summons for lack of personal jurisdiction to October 19, 2005, to permit Plaintiffs to conduct discovery limited to the issue of jurisdiction. A trial date has not been set for the Action, Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against the Company or the other substituted defendants. Accordingly, the Company is evaluating all legal remedies and available protections . Based on a preliminary review of the procedural and substantive aspects of this action, the Company does not believe that this litigation will have a material adverse effect on its operations. There is no other pending litigation or other material claims or actions that the Company is aware of.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the six and three months ended June 30, 2005, and the six and three months ended June 30, 2004. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-QSB. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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

Commission revenues are recognized at the latter of the billing or the effective date of the related insurance policies. Commission revenues related to installment premiums are recognized periodically as billed. Contingent commissions and commissions on premiums directly billed by insurance companies are recognized as revenue when the data necessary to reasonably determine such amounts has been obtained by us. A "contingent commission" is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with that insurance company.

Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions, which are recognized in the same manner as commission revenues.

Brokerage expense represents commissions paid to sub-brokers related to our placement of certain business. This expense is recognized in the same manner as commission revenues.

Underwriting insurance premiums will be recognized as written upon inception of the policy. For multi-year policies written which are payable in annual installments, due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy, only the annual revenues from underwriting insurance premiums will be included as written at policy inception. The remaining annual revenues from underwriting insurance premiums are included as written at each successive anniversary date within the multi-year term.

Revenues from underwriting insurance premiums written will be primarily earned on a daily, pro-rata basis over the terms of the policies to which they relate. Accordingly, unearned revenues will represent the portion of underwriting insurance premiums written which is applicable to the unexpired portion of the policies in force.

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

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized and, instead, be tested for impairment on a periodic basis.

Our Company and Our Products and Services
-----------------------------------------

RS Group of Companies, Inc. is a holding company for an integrated group of insurance and finance-related businesses and affinity program managers. We have developed and are implementing a strategy to design, structure and sell a broad series of pass-through risk, specialty insurance backed and reinsurance platform products throughout North America.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy International Insurance Group, Inc. (Strategy) that may result in our becoming a wholly-owned subsidiary of Strategy. The chief executive officer and chairman of the Board of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. Strategy does not plan to change our executive team, strategic direction or branding.

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

Dashwood, Brewer & Phipps Ltd. (Dashwood)
-----------------------------------------

On January 7, 2005, we completed our acquisition of 49% of the issued share capital of Dashwood, a Lloyd's Insurance Broker in London, England. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood stockholders, we agreed to pay such stockholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling (approximately $2,800,000). The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses.

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

For the six months ended June 30, 2005 and 2004, revenue from insurance underwriting premiums amounted to $10,141,499 and $2,683,687 respectively. For the six months ended June 30, 2005 and 2004, approximately 96% and 100% of our underwriting insurance premiums were generated under a coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances (as described therein), including cancellation without prejudice by Lloyd's with 60 days' notice. Although management believes that it is highly unlikely that the coverholder agreement will be cancelled or terminated, such cancellation or termination could negatively affect our financial position and results of operations.

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

This program eliminates the last month's rent, upfront payments and security deposits from the tenant's cost of moving in and speeds the landlord's process of qualifying a tenant for an apartment. We have entered into an agreement with National Credit Systems Inc. to collect the landlord's outstanding rent payments. This program also covers any associated legal, eviction or collection fees. Landlords are charged an initial membership fee per tenant. This covers the background and credit checks of tenants and other initial administrative services for the landlord. Thereafter, the landlord is charged a percent of its rent roll, which is paid to us either up front, on an annual basis, or on a monthly basis as a direct withdrawal from the landlord's bank account.

We are marketing the RentShield(TM) program to the multi-family residential market through tradeshow attendance, direct mail, telemarketing campaigns and advertising placements in select trade publications. We are also taking advantage of our relationship with other insurance companies to secure additional value-added features to the program.

No revenues were earned by RentShield(TM) for the six months ended June 30, 2005 and 2004.

Value Guaranteed Vacations, Inc. (VGV)
--------------------------------------

On October 1, 2004, we acquired 100% of VGV, a company previously wholly-owned by our Company's chief executive officer, director and stockholder.

VGV provides an affinity program that offers, as one of its benefits, vacation property timeshare owners with the right to sell their timeshare units to VGV after 10 years for an amount equal to the value of the timeshare at the date of purchase. This contractual right, which is not transferable, provides a ready-buyer should a timeshare owner wish to sell his or her timeshare interest. The VGV(TM) Club is offered by timeshare developers that have contracted with VGV. VGV has obtained insurance, which may be provided by affiliates of VGV, to indemnify it against these contractual payment obligations. The VGV(TM) Club also offers timeshare owners who become members, other benefits, such as a no-fee credit card and travel-related discounts. This membership program is in the process of being marketed to large timeshare developers and promoters, who will, in turn, offer the program to existing and prospective timeshare owners.

A developer who participates in the program will pay VGV a program fee of 25% of the sales price of the unit, which is embedded in to the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. If the timeshare owner maintains participation as a VGV(TM) Club member for ten years, the timeshare owner will receive the option of (i) redeeming the property for the original purchase price (excluding VGV(TM) Club membership fees and applicable taxes), or (ii) extending their membership in the program for an additional five to ten years for a minimal cost.

Additional revenue is anticipated through the usage of credit cards by VGV(TM) Club Members. VGV has arranged for a pre-approved, no annual fee credit card to be offered to VGV(TM) Club Members in the United States.

Revenues generated by VGV for the six months ended June 30, 2005 and 2004 were $107,574 and $0 respectively

Shield Financial Services, Inc. (Shield)
----------------------------------------

On October 15, 2004, we entered into a Services Agreement with Initiatives Canada Corporation and Canadian Literacy Initiatives, each a company formed under the laws of Ontario, Canada providing a charitable donation program with benefits for both Canadian-based registered charities and participating Canadian taxpayers. We were engaged to provide certain administrative services and arrange for Shield, one of our subsidiaries, to secure insurance in support of the donation programs offered by Initiatives Canada and Canadian Literacy Initiatives.

In addition, Shield has entered into an exclusive ten-year agreement with VGV to provide all insurance requirements in support of the VGV(TM) Club. With respect to the VGV(TM) Club program, we have engaged an independent consulting firm based in the U.S. that specializes in marketing to the timeshare industry. This consulting agreement will pay commissions to the consultant in return for its generating new VGV(TM) Club program members.

For the six months ended June 30, 2005 and 2004, revenues from Shield totaled $274,240 and $0, respectively.

Charter Vacation Club, LLC (Charter)
------------------------------------

Charter, a wholly-owned subsidiary of VGV, is in its start-up phase and will purchase yachts in the range of 45 to 50 feet and market and sell them as timeshares. Each yacht will provide 44 club membership intervals, thereby giving each club member the right to use a yacht one week per year for a twelve year period. Yachts will be located at strategic marina locations mainly in South Florida, the Caribbean and the Bahamas. The initial planned locations are Miami, Fort Lauderdale and Bahamas. Buyers will be able to purchase a one week club membership in a particular season. The program is designed whereby the member will have full use and enjoyment of the yacht as well as use of all the amenities available at the marinas and the surrounding areas.
No revenues were earned by Charter for the six months ended June 30, 2005 and 2004.

Results of Operations
---------------------

Three Months Ended June 30, 2005 and 2004
-----------------------------------------

Summary
-------

Revenues for 2005 were $5,924,418 compared to $2,683,687 for 2004.

Gross profit for 2005 was $218,637 compared to $134,185 for 2004. Loss from operations amounted to $2,589,562 compared to $2,593,637 for 2004.

Net loss was $3,359,264 for 2005 compared to $2,585,003 for 2004.

Revenues
--------

In 2005, total revenue amounted to $5,924,418, of which $5,762,811 was earned from insurance underwriting premiums generated under the coverholder agreement between CIL and Lloyd's, and $107,574 earned under the new VGV program. Revenues in 2004 were $2,683,687, which consisted entirely of insurance underwriting premiums generated under the coverholder agreement. The 2004 revenue represents only two months' activity, as CIL was acquired by us on April 29, 2004.

Gross profit in 2005 was $218,637 or 3.7% of revenue. Gross profit in 2004 was $134,184 or 5.0% of revenue. Gross profit was lower in 2005 due to a slight decrease in the gross profit attained on the CIL business and the start-up costs associated with VGV.

Costs and expenses
------------------

Costs and expenses totaled $2,808,199 for 2005 compared to $2,727,822 for, 2004.

Costs and expenses for the three months ended June 30, 2005 were comprised of compensation for executive officers of $212,637, general and administrative expenses of $1,452,322, consulting expenses of $859,434 and travel and promotion expenses of $125,415, compared to compensation for executive officers of $441,332, general and administrative expenses of $352,525, consulting expenses of $1,698,054, and travel and promotion expenses of $153,630 for the three months ended June 30, 2004.

The increase in our general and administrative costs and expenses in 2005 was a result of increasing our executive, administrative and sales and marketing staff to continue our business plan, which includes seeking approvals and preparing marketing programs for our new innovative products. 2005 also included continuing costs for launching the VGV business and start-up costs for Charter.

Consulting expenses decreased by approximately 49%, as 2004 included costs relating to the launching of the RentShield(TM) business. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

In 2005, depreciation was $44,688 and amortization was $113,702 compared to depreciation of $6,480 and amortization expense of $75,801 for 2004. The increase in depreciation is due to the timing of the acquisitions of property and equipment while the increase in amortization expense was due to the fact that 2005 represents three months of amortization while 2004 represents two months.

Other Income (Expenses)
-----------------------

In the quarter ended June 30, 2005, management determined that the goodwill created in the acquisition of Rent Shield America Services Corporation in the amount of $1,000,000 was fully impaired and has written down the value of the goodwill to $0. In 2005, we recorded income of $183,689 as a result of our investment in Dashwood.

Six Months Ended June 30, 2005 and 2004
---------------------------------------

Summary
-------

Revenues for the six months ended June 30, 2005 were $10,523,494 compared to $2,683,687 for the six months ended June 30, 2004.

Gross profit was $538,010 for 2005 compared to $134,185 for 2004. Loss from operations amounted to $4,309,781 for 2005 compared to $3,344,478 for 2004.

Net loss was $5,257,608 for 2005 compared to $3,335,844 for 2004.

Revenues
--------

In 2005, total revenue amounted to $10,523,494 of which $10,141,499 was earned from insurance underwriting premiums generated under the coverholder agreement between CIL and Lloyd's while $107,574 was earned under the new VGV program. Revenues in 2004 were $2,683,687 which consisted entirely of insurance underwriting premiums generated under the coverholder agreement. The 2004 revenue represents only two months activity as CIL was acquired by us on April 29, 2004.

Gross profit in 2005 was $538,010 or 5.1% of revenue. Gross profit in 2004 was $134,184 or 5.0% of revenue. Gross profit was slightly higher in 2005 due to the gross profit earned on the Shield business.

Costs and expenses
------------------

Costs and expenses totaled $4,847,791 for 2005 compared to $3,478,663 for 2004.

Costs and expenses for 2005 were comprised of compensation for executive officers of $528,982, general and administrative expenses of $2,528,704, consulting expenses of $1,200,687 and travel and promotion expenses of $273,526, compared to compensation for executive officers of $680,832, general and administrative expenses of $600,124, consulting expenses of $1,815,889 and travel and promotion expenses of $295,640 for 2004.

The increase in our costs and expenses during in 2005 was a result of increasing our executive, administrative and sales and marketing staff to continue our business plan, which includes seeking approvals and preparing marketing programs for our new innovative products. Also included in 2005 were continuing costs associated with the launch of the VGV business and start-up costs for Charter.

Consulting expenses decreased by approximately 34%, as 2004 included costs relating to the launch of the RentShield(TM) business. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

In 2005, depreciation was $88,488 and amortization was $227,404 compared to depreciation of $10,377 and amortization expense of $75,801 for 2004. The increase in depreciation is due to the timing of the acquisitions of property and equipment while the increase in amortization expense was due to the fact that 2005 represents six months of amortization while 2004 represents four months of amortization.

Other Income (Expenses)
-----------------------

In 2005, management determined that the goodwill created in our acquisition of Rent Shield America Services Corporation in the amount of $1,000,000 was fully impaired and has written down the value of the goodwill to $0. In 2005, we recorded income of $143,589 as a result of our investment in Dashwood.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, we had cash and cash equivalents of $412,349, a decrease of $1,369,283 from the cash and cash equivalents balance of $1,781,632 at December 31, 2004. Cash used in operating activities amounted to $1,123,837 for the six months ended June 30, 2005. The primary reason for the decrease was to fund the net loss incurred for the six month period.

At June 30, 2004, we had cash and cash equivalents of $1,374,460, an increase of $1,359,387 from the cash and cash equivalents balance of $15,073 at December 31, 2003. Cash used in operating activities amounted to $4,201,209 for the six months ended June 30, 2004. The primary reason for the decrease was to fund the net loss incurred for the six month period.

For the six months ended June 30, 2005, net cash used for investing activities amounted to $2,943,064. As described above, we acquired a 49% interest in Dashwood for $2,800,995. In addition, we acquired property and equipment of $142,069.

For the six months ended June 30, 2004, net cash used for investing activities amounted to $2,045,142. As described above, we acquired CIL for $1,869,464. In addition, we acquired property and equipment of $175,678.

For the six months ended June 30, 2005, net cash provided by financing activities amounted to $2,792,021. We received an advance from Strategy International Insurance Group, Inc., a related party, in which we received proceeds of $2,800,995 used to acquire Dashwood. In addition, we repaid stockholder loans totaling $8,974.

For the six months ended June 30, 2004, net cash provided by financing activities amounted to $7,605,738. During this period, we received proceeds of $8,580,000 from the issuance of Series B Preferred Stock. In addition, we repaid stockholder loans of $974,262.

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

Our intention is to derive our primary sources of funds from sales of our services and products, particularly our VGV product, supplemented by debt facilities and the issuance of new equity securities. We believe that we have sufficient liquidity to meet all of our cash requirements for the next quarter.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Other Matters
-------------

We do not anticipate that we will undertake any material capital expenditures outside of our ordinary course of business. We do not have any significant elements of income or losses that do not arise from continuing operations and our business is not seasonal. We believe that the impact of inflation on our operations since inception has not been material.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based upon such evaluation, our disclosure controls and procedures were adequate and effective, in all material respects, to ensure that material information relating to this report, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls
----------------------------

There have been no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The plaintiffs in the litigation, John LePire and Ludger Limited, LLC v. Aon Corporation, et al., Case Number BC 319379, Superior Court of California, County of Los Angeles ("Action"). Plaintiffs John LePire and Ludger Limited, LLC ("Plaintiffs") filed their complaint in the Action on July 30, 2004, which named Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and others, as defendants. RS Group of Companies, Inc. (the "Company") was not named as a defendant at that time. On March 14, 2004, Plaintiffs filed an amendment to the complaint purporting to substitute the Company, `Rent Shield Corporation', `Rent Gard Corporation', `Rent Gard Services Corporation', `Strategy International Insurance Group', and Patrick Driscoll, an employee, for certain of the John Doe-named defendants. The complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. Plaintiffs allege in the complaint that they created an insurance product called "SafeLease" and that the defendants have infringed Plaintiffs' rights in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The complaint seeks injunctive relief and unspecified monetary damages. On July 21, 2005, the Court sustained the demurrer with leave to amend and continued the Company's motion to quash service of summons for lack of personal jurisdiction to October 19, 2005, to permit Plaintiffs to conduct discovery limited to the issue of jurisdiction. A trial date has not been set for the Action. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against the Company or the other substituted defendants. Accordingly, the Company is evaluating all legal remedies and protections available to us. Based on a preliminary review of the procedural and substantive aspects of this action, the Company does not believe that this litigation will have a material adverse effect on its operations. There is no other pending litigation or other material claims or actions that the Company is aware of.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1     CEO Certification required under Section 906 of Sarbanes-Oxley
         Act of 2002
32.2     CFO Certification required under Section 906 of Sarbanes-Oxley
         Act of 2002

(b) Reports on Form 8-K

On June 1, 2005, RS Group of Companies, Inc. (the "Company") filed a report on Form 8-K reporting that the Company had entered into a letter of intent with Strategy International Insurance Group, Inc. ("Strategy"), a Texas corporation, pursuant to which Strategy confirmed its intent to acquire all of the outstanding shares of common stock, outstanding options and all other outstanding equity securities of the Company in a merger transaction for a proposed aggregate consideration of approximately $1.75 per share of common stock, no par value, of the Company, subject to adjustment. A copy of the press release dated May 31, 2005, reporting that on May 25, 2005, the Company signed an exclusivity agreement to become a wholly-owned subsidiary of Strategy, was included as an exhibit. The exclusivity agreement period began May 25, 2005 and was to end July 24, 2005.

On July 19, 2005, the Company filed a report on Form 8-K containing a press release announcing the election of Mr. Albert Testa and Mr. Michael Hillhouse as new directors of the Company.

On August 2, 2005, the Company filed a report on Form 8-K containing a letter agreement dated July 27, 2005, in which the Company agreed to extend the Exclusivity Period set forth in the May 25, 2005 letter agreement with Strategy to September 25, 2005, pending further due diligence and independent valuation report results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.

Date: August 25, 2005                    /s/John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer

Date: August 25, 2005                    /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer