Form 10QSB
period 2005-09-30
RS GROUP OF COMPANIES INC
filed 2005-11-15
CIK 1200202

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _____________ to _____________


                         Commission file number: 0-50046


                           RS GROUP OF COMPANIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                   65-1082128
     (State or other jurisdiction                      (IRS Employer
          of incorporation)                         Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 14, 2005, there were 27,556,530 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           RS GROUP OF COMPANIES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 2005


                                                                          Page
                                                                         Number
                                                                         -------
Part I -  Financial Information

          Item 1.  Financial Statements:

          Consolidated Balance Sheets - September 30, 2005
             (Unaudited) and December 31, 2004 (Audited) ................  3

          Consolidated Statements of Operations and Comprehensive
             Loss (Unaudited) ...........................................  4

          Consolidated Statements of Cash Flows (Unaudited) .............  5

          Consolidated Statements of Cash Flows (Unaudited)
             (Continued) ................................................  6

          Notes to Financial Statements..................................  7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition  and Results of Operations ....... 17

          Item 3.  Controls and Procedures .............................. 26

Part II - Other Information

          Item 1.  Legal Proceedings .................................... 27

          Item 6.  Exhibits and Reports on Form 8-K ..................... 28

                         Part I - Financial Information


Item 1.  Financial Statements:


                           RS GROUP OF COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,  December 31,
                                                                                2005           2004
                                                                           ------------    ------------
                                                                            (Unaudited)      (Audited)
                              ASSETS
                              ------
Current Assets:
   Cash and cash equivalents                                               $    427,170    $  1,781,632
   Accounts receivable, net                                                   3,223,899       5,782,518
   Prepaid expenses                                                              93,744          97,277
   Other current assets                                                         113,812          78,918
                                                                           ------------    ------------
        Total Current Assets                                                  3,858,625       7,740,345
                                                                           ------------    ------------

Property and Equipment, net                                                     765,006         756,111
                                                                           ------------    ------------

Intangible Assets, net (including goodwill of $-0- at September 30, 2005
and $1,000,000 at December 31, 2004)                                          3,903,761       5,244,866
                                                                           ------------    ------------

Other Assets:
    Deposits                                                                     88,384          57,933
    Receivables from affiliated entities                                      1,254,051       1,390,395
    Investment in related company                                             3,019,090              --
                                                                           ------------    ------------
        Total Other Assets                                                    4,361,525       1,448,328
                                                                           ------------    ------------

        Total Assets                                                       $ 12,888,917    $ 15,189,650
                                                                           ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses                                   $  3,991,117    $  3,206,074
   Accrued officers' compensation                                               231,855         157,521
   Loans from stockholders                                                      549,486         256,442
   Payable to affiliated entities                                             2,135,048              --
                                                                           ------------    ------------
        Total Current Liabilities                                             6,907,506       3,620,037
                                                                           ------------    ------------

Minority Interest                                                                39,358          28,146
                                                                           ------------    ------------

Stockholders' Equity:
  Preferred Stock Series A Convertible, no par value;
    75,000,000 shares authorized; 59,200,000 and 60,000,000 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                                             19,733          20,000
  Preferred Stock Series B Convertible, no par value;
    12,725,000 shares authorized; 3,375,500 and 5,781,250 shares issued at September 30, 2005 and
     December 31, 2004, respectively                                          2,397,628       3,663,000
  Common stock, no par value
    100,000,000 shares authorized; 27,556,530 and 24,150,780
     shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                                         11,727,025      10,028,386
 Treasury stock; 62,500 Preferred B shares at cost                              (50,000)        (50,000)
 Deferred compensation                                                               --        (194,534)
 Currency translation adjustment                                                499,956         555,213
 Accumulated deficit                                                         (8,652,289)     (2,500,598)
                                                                           ------------    ------------
          Total Stockholders' Equity                                          5,942,053      11,521,467
                                                                           ------------    ------------

          Total Liabilities and Stockholders' Equity                       $ 12,888,917    $ 15,169,650
                                                                           ============    ============


--------------------
   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                For the Three Months ended       For the Nine Months ended
                                                                        September 30,                  September 30,
                                                                ----------------------------    ----------------------------
                                                                    2005            2004            2005            2004
                                                                ------------    ------------    ------------    ------------
Underwriting insurance premiums and brokerage fees
    (includes revenue from related parties of $1,110,378,
    $4,000,000, $1,110,378 and $4,000,000, respectively)        $  6,096,111    $  7,481,682    $ 16,619,605    $ 10,165,369

Underwriting costs and claims (includes costs to related
    party of $104,882, $-0-, $392,910 and $-0-, respectively)      4,698,873       3,307,598      14,684,357       5,857,100
                                                                ------------    ------------    ------------    ------------

                                                                   1,397,238       4,174,084       1,935,248       4,308,269
                                                                ------------    ------------    ------------    ------------

Costs and Expenses:
  Executive officers compensation                                    608,888         156,747       1,137,870         837,579
  General and administrative expenses                              1,213,053         466,440       3,741,757       1,066,564
  Consulting expenses                                                237,200         148,090       1,437,887       1,963,979
  Travel and promotion expenses                                      106,761         145,671         380,287         441,311
  Amortization expense                                               113,702         113,702         341,106         189,503
  Depreciation expense                                                44,689           6,480         133,177          16,857
                                                                ------------    ------------    ------------    ------------
     Total costs and expenses                                      2,324,293       1,037,130       7,172,084       4,515,793
                                                                ------------    ------------    ------------    ------------

Income (loss) from operations                                       (927,055)      3,136,954      (5,236,836)       (207,524)

Write-off of goodwill                                                     --              --      (1,000,000)             --

Equity in Income                                                      74,506              --         218,095              --

(Income) Loss related to minority interest                           (12,458)         33,768         (11,212)         33,768

Loss on foreign currency transactions                                (29,076)                       (121,738)             --

Other income                                                              --              --              --           8,634
                                                                ------------    ------------    ------------    ------------

Net loss                                                            (894,083)      3,170,722      (6,151,691)       (165,122)

Other comprehensive income (loss) - foreign
   translation adjustment                                             39,146              --         (55,257)             --
                                                                ------------    ------------    ------------    ------------

Comprehensive income (loss)                                     $   (854,937)   $  3,170,722    $ (6,206,948)   $   (165,122)
                                                                ============    ============    ============    ============



Basic and diluted income (loss) per share:                      $      (0.03)   $       0.16    $      (0.23)   $      (0.01)
                                                                ============    ============    ============    ============

Basic and diluted weighted average common shares
   outstanding                                                    27,556,530      19,871,197      26,178,414      17,615,305
                                                                ============    ============    ============    ============

--------------------
The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                    September 30,
                                                            --------------------------
                                                                2005           2004
                                                            -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                  $(6,151,691)   $  (165,122)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                              341,106        189,503
      Depreciation                                              133,177         16,857
      Write-off of goodwill                                   1,000,000             --
      Minority interest in subsidiary                            11,212             --
      Equity in income from investment in related company      (218,095)       (33,768)
      Noncash compensation expense                              433,000        375,000
      Deferred compensation                                     194,534             --
      Changes in operating assets and liabilities:
         Accounts receivable                                  2,558,619     (5,621,184)
         Prepaid expenses                                         3,533       (151,084)
         Other current assets                                   (34,894)       (47,473)
         Receivable from affiliated entities                    136,344     (1,400,098)
         Deposits                                               (30,451)        57,933
         Accounts payable and accrued expenses                  765,043      1,329,903
         Payable to affiliated entities                        (665,947)            --
         Accrued officers' compensation                          74,334             --
                                                            -----------    -----------
          Net cash used in operating activities              (1,450,176)    (5,449,533)
                                                            -----------    -----------

Cash Flows from Investing Activities
  Investment in related company                              (2,800,995)            --
  Acquisitions of property and equipment                       (142,073)      (195,317)
  Cost of acquisitions net of cash acquired                          --     (1,869,464)
                                                            -----------    -----------
          Net cash used in investing activities              (2,943,068)    (2,064,781)
                                                            -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from loan from affiliated entity                   2,800,995             --
  Proceeds from (repayments of) loans from stockholders         293,044       (977,159)
  Proceeds from issuance of Series B preferred stock                 --      8,580,000
  Acquisitions of treasury stock                                     --        (50,000)
                                                            -----------    -----------
          Net cash provided by financing activities           3,094,039      7,552,841
                                                            -----------    -----------

Effect of foreign currency translation                          (55,257)            --
                                                            -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents         (1,354,462)        38,527

Cash and Cash Equivalents, beginning of period                1,781,632         15,073
                                                            -----------    -----------

Cash and Cash Equivalents, end of period                    $   427,170    $    53,600
                                                            ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $        --    $        --
                                                            ===========    ===========
    Income taxes                                            $        --    $        --
                                                            ===========    ===========

--------------------
The accompanying notes are an integral part of these financial statements.
                                       5

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                       September 30,
                                                                                -------------------------

                                                                                    2005          2004
                                                                                -----------   -----------
Supplemental Disclosures of non cash investing and financing activities:

       Conversion of Preferred A and Preferred B shares into
           common stock                                                         $ 1,265,639   $        --
                                                                                ===========   ===========

       Common stock issued for property and equipment                           $        --   $   450,000
                                                                                ===========   ===========

Supplemental Disclosures of non cash investing activities:
    CIL acquisition
         Common stock issued                                                    $        --   $ 2,500,000
         Net assets acquired                                                             --      (630,536)
                                                                                -----------   -----------

         Cost of acquisition net of cash acquired                               $        --   $ 1,869,464
                                                                                ===========   ===========

    RSASC Acquisition
         Common stock issued for acquisition of company                         $        --   $ 1,000,000
                                                                                ===========   ===========









--------------------
The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses. Dashwood's undistributed income for the nine months ended September 30, 2005 is reflected on the statement of operations.


The unaudited summarized statement of operations for Dashwood for the nine months ended September 30, 2005 is as follows



       Net Sales                               $ 3,884,264
                                               -----------
       Operating Expenses                        3,540,918
                                               -----------
       Other Income (expenses)                     116,967
                                               -----------
       Net Income                              $   460,313
                                               ============

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, its results of operations for the nine and three months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.

The statements of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results for the full year.

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

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


1.THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, `Earnings per Share' (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive or their issuance prices were in excess of the average market price for the period:

                                                  2005         2004
                                               ----------   ----------
            Convertible preferred stock        34,240,000   10,725,000
            Warrants                           11,225,000           --


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

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)
-------------------------------------------

Stock-Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through September 30, 2005.

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

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


2. SALES CONCENTRATIONS

All underwriting insurance premiums and brokerage commissions were earned in Canada.

For the three and nine months ended September 30, 2005, revenue earned from insurance underwriting premiums amounted to approximately $4,986,000 and $15,509,000, respectively, and revenue earned from brokerage fees amounted to $1,110,000 and $1,110,000, respectively. Approximately 96% and 96%, for the three and nine months ended September 30, 2005, respectively of the underwriting insurance premiums were generated under the coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement it can be cancelled or terminated under a variety of circumstances (as described), including cancellation without prejudice by Lloyd's with sixty days' notice. Although management of the Company believes that it is highly unlikely that the coverholder agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations. All of the revenue earned from brokerage fees was from related parties.

For the three and nine months ended September 30, 2004, revenue earned from insurance underwriting premiums amounted to approximately $3,290,000 and $5,974,000, respectively, and revenue earned from brokerage fees amounted to $4,191,000 and $4,191,000, respectively. All of the underwriting insurance premiums were generated under the coverholder agreement with Lloyd's. Revenue earned from brokerage fees in the amount of $4,000,000 was from one related party in each of the three and nine month periods.

3. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts, as management believed all accounts receivable as of September 30, 2005 and December 31, 2004 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

At September 30, 2005, accounts receivable consisted of approximately $3,224,000 of insurance underwriting premiums. At December 31, 2004, accounts receivable consisted of approximately $2,900,000 of brokerage fees and $2,878,000 of insurance underwriting premiums.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of:

                                             September 30,  December 31,
                                                 2005           2004
                                              ---------      ---------
                                             (Unaudited)     (Audited)

      Furniture and fixtures                  $ 164,775      $ 119,800
      Computer equipment                        120,974         49,233
      Computer software                         628,785        627,005
      Vehicle                                    59,160         59,160
      Leasehold improvements                     24,903          1,328
                                              ---------      ---------
                                                998,597        856,526
      Less:  Accumulated depreciation
                   and amortization             233,591        100,415
                                              ---------      ---------

                                              $ 765,006      $ 756,111
                                              =========      =========

Depreciation expense amounted to $44,689 and $6,480 for the three months ended September 30, 2005 and 2004, respectively, and $133,177 and $16,857 for the nine months ended September 30, 2005 and 2004, respectively.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                  September 30   December 31,
                                                      2005          2004
                                                  (Unaudited)     (Audited)
                                                  -----------    -----------
Licenses agreements, proprietary know-how, etc    $ 4,548,071    $ 4,548,071
   Less: Accumulated amortization                    (644,310)      (303,205)
                                                  -----------    -----------
                                                    3,903,761      4,244,866

Goodwill                                                   --      1,000,000
                                                  -----------    -----------

                                                  $ 3,903,761    $ 5,244,866
                                                  ===========    ===========


Amortization expense amounted to $113,702 for each of the three months ended September 30, 2005 and 2004, respectively, and $341,106 and $189,503 for the nine months ended September 30, 2005 and 2004, respectively.

Annual amortization expense is estimated to be $454,807 for each of the fiscal years 2005 through 2009 and $1,970,831, thereafter.

At June 30, 2005, management decided that the goodwill created in the acquisition of Rent Shield America Services Corporation in the amount of $1,000,000 was fully impaired and has written down the value of the goodwill to $0.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


6. RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2005 and December 31, 2004, the Company made cash advances to, received cash advances from, and charged related entities for occupancy and expense sharing arrangements. At September 30, 2005, the Company was owed $1,254,051 by certain entities and owed $2,135,048 to another entity. At December 31, 2004, such entities owed the Company $1,390,395.

Loans from stockholders represent net advances made by two of its stockholder/officers. The advances do not bear interest and are due on demand. At September 30, 2005 and December 31, 2004, the Company owed these stockholder/officers $549,486 and $256,442, respectively.

7. STOCKHOLDERS EQUITY

Series A Convertible Preferred Stock

Series A are convertible into the Company's common stock at a rate of one share of common for every two shares of Series A. During the three months ended September 30, 2005, 800,000 Series A shares were converted into 400,000 shares of Common Stock.

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

During the nine and the three months ended September 30, 2005, 2,405,750 and 587,000 Series B Shares were converted into 2,405,750 and 587,000 shares of Common Stock, respectively.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At September 30, 2005, the liquidation preference amounted to $2,650,000.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


7. STOCKHOLDERS EQUITY (Continued)

Common Stock

During the nine months ended September 30, 2005, the Company issued a total amount of 600,000 shares of its common stock valued at $433,000 to certain consulting groups for various services rendered.

Warrants

In connection with a consulting agreement with Ardent Advisors, LLC, effective on July 29, 2004, the Company issued 250,000 warrants exercisable at $1.26 and 250,000 warrants exercisable at $2.26. All warrants expire on February 23, 2008. The warrants were valued at $333,487. Such amount was recorded as deferred compensation and was amortized over the life of the consulting agreement.

For the three months ended September 30, 2005 and 2004, stock based compensation amounted to $27,790 and $0, respectively. For the nine months ended September 30, 2005 and 2004, stock based compensation amounted to $192,247 and $0, respectively.

A summary of the warrants outstanding at September 30, 2005 are as follows:





                       Exersise         Expiration
    Warrants             Price              Date
    --------           --------         ----------
      250,000          $  1.26        February 23, 2008
      250,000          $  2.26        February 23, 2008
    5,362,500          $  1.50        April 28, 2007
    5,362,500          $  2.23        April 28, 2007
  -----------
   11,225,000

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


8.  CONTINGENCY

Litigation

The plaintiffs in the litigation, John LePire and Ludger Limited, LLC v. Aon Corporation, et al., Case Number BC 319379, Superior Court of California, County of Los Angeles (Central) (the "Action"). Plaintiffs John LePire and Ludger Limited, LLC ("Plaintiffs") filed their complaint in the Action on July 30, 2004, which named Aon Corporation, Aon Services Group, AON Risk Services of Texas, and Inc., Swett & Crawford Group, Inc. and others, as defendants. The Company was not named as a defendant at that time. On March 14, 2004, Plaintiffs filed an amendment to the Complaint purporting to substitute the Company, "Rent Shield Corporation," "Rent Gard Corporation," "Rent Gard Services Corporation," "Strategy International Insurance Group," and Patrick Driscoll, an employee at the time, for certain of the John Doe-named defendants. The complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. Plaintiffs allege in the complaint that they created an insurance product called "SafeLease" and that the defendants have infringed Plaintiffs' rights in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The complaint seeks injunctive relief and unspecified monetary damages. On July 21, 2005, the Court sustained a demurrer with leave to amend and on October 19, 2005, the Court granted a motion by specially appearing defendant Strategy International Insurance Group, Inc. ("Strategy") to quash service of summons for lack of personal jurisdiction. On November 2, 2005, Plaintiffs filed a Notice of Motion regarding the order granting the motion to quash service of summons and a motion hearing was scheduled for December 1, 2005. A trial date has not been set for the Action, Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against the Company or the other substituted defendants. Accordingly, the Company is evaluating all legal remedies and available protections. Based on a preliminary review of the procedural and substantive aspects of this action, the Company does not believe that this litigation will have a material adverse effect on its operations. There is no other pending litigation or other material claims or actions that the Company is aware of.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the nine and three months ended September 30, 2005, and the nine and three months ended September 30, 2004. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-QSB. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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

Intangible Assets and Goodwill
------------------------------

Intangible assets, consisting of licensing agreements, proprietary know-how, and certain intellectual property, are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter. All intangible assets, except for goodwill, are being amortized over a period of ten years.

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

RS Group of Companies, Inc. earned brokerage fees of $314,000 and $4,000,000 for the nine months ended September 30, 2005 and 2004, respectively. All brokerage fees were earned from subsidiaries of Strategy. The 2005 fee represents a brokerage fee from Strategy and the 2004 fee represents a commission in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of certain securities issued by a subsidiary of Strategy.

On December 16, 2004, we announced that we intend to enter into an agreement with Strategy International Insurance Group, Inc. ("Strategy") that may result in our becoming Strategy's wholly-owned subsidiary, and on May 25, 2005 we entered into a letter of intent with Strategy to that effect. The chief executive officer and chairman of the Board of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. Strategy does not plan to change our executive team, strategic direction or branding.

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

Dashwood, Brewer & Phipps Ltd. (Dashwood)
-----------------------------------------

On January 7, 2005, we completed our acquisition of 49% of the issued share capital of Dashwood, a Lloyd's Insurance Broker in London, England. In exchange for 393,447 Ordinary Shares of Dashwood owned, in various amounts, by certain Dashwood stockholders, we agreed to pay such stockholders their respective pro rata share of an aggregate amount of 1,475,426 pounds sterling (approximately $2,801,000). The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses.

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

For the nine months ended September 30, 2005 and 2004, revenue from insurance underwriting premiums amounted to $14,948,000 and $5,974,000 respectively. For the nine months ended September 30, 2005 and 2004, approximately 96% and 100% of our underwriting insurance premiums were generated under a coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances (as described therein), including cancellation without prejudice by Lloyd's with 60 days' notice. Although management believes that it is highly unlikely that the coverholder agreement will be cancelled or terminated, such cancellation or termination could negatively affect our financial position and results of operations.

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

No significant insurance underwriting revenues were earned by RentShield(TM) for the nine months ended September 30, 2005 and 2004.

Value Guaranteed Vacations, Inc. (VGV)
--------------------------------------

On October 1, 2004, we acquired 100% of VGV, a company previously wholly-owned by our Company's chief executive officer, director and stockholder.

VGV provides an affinity program that offers, as one of its benefits, vacation property timeshare owners with the right to sell their timeshare units to VGV after 10 years for an amount equal to the value of the timeshare at the date of purchase. This contractual right, which is not transferable, provides a ready-buyer should a timeshare owner wish to sell his or her timeshare interest. The VGV(TM) Club is offered by timeshare developers that have contracted with VGV. VGV has obtained insurance, which may be provided by affiliates of VGV, to indemnify it against these contractual payment obligations. The VGV(TM) Club also offers timeshare owners who become members, other benefits, such as travel-related discounts. This membership program is in the process of being marketed to large timeshare developers and promoters, who will, in turn, offer the program to existing and prospective timeshare owners A developer who participates in the program will pay VGV a program fee of 25% of the sales price of the unit, which is embedded in to the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. If the timeshare owner maintains participation as a VGV(TM) Club member for ten years, the timeshare owner will receive the option of (i) redeeming the property for the original purchase price (excluding VGV(TM) Club membership fees and applicable taxes), or (ii) extending their membership in the program for an additional five to ten years for a minimal cost.

Revenues generated by VGV for the nine months ended September 30, 2005 and 2004 were $155,000 and $0, respectively, all of which were earned from a time-share development in Canada.

On November 1, 2005, we commenced selling the VGV product to a new time-share development in the state of Arizona.

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

For the nine months ended September 30, 2005, revenues earned from administrative services and brokerage fees totaled $405,000 and $796,000, respectively. The brokerage fees were earned from a subsidiary of Strategy as a one-time brokerage fee. In 2004, Shield did not earn any revenue.

Charter Vacation Club, LLC (Charter)
------------------------------------

Charter, a wholly-owned subsidiary of VGV, is in its start-up phase and will purchase yachts in the range of 45 to 50 feet and market and sell them as timeshares. It is anticipated that the program for sales of timeshares will begin in the first quarter of 2006. Each yacht will provide 44 club membership intervals, thereby giving each club member the right to use a yacht one week per year for a twelve year period. Yachts will be located at strategic marina locations mainly in South Florida, the Caribbean and the Bahamas. The initial planned locations are Miami, Fort Lauderdale and Bahamas. Buyers will be able to purchase a one week club membership in a particular season. The program is designed whereby the member will have full use and enjoyment of the yacht as well as use of all the amenities available at the marinas and the surrounding areas.
Over the past few months Charter has been working to be licensed as a timeshare developer in the state of Florida with the Division of Florida Land Sales, Condominiums and Mobile Homes.


Charter is also currently working with RCI (a leading timeshare exchange provider) to help incorporate The Registry Collection as a feature of membership. This process involves a lengthy valuation of our product and how Charter will fit into the RCI points structure. Charter is pioneering the inclusion of a yacht program in the RCI collection and developing the valuation methodology for Nautical Products and determining quantitative measurement factors for yachts.

Launch of the Charter program will be postponed to early spring 2006 owing to the effect of the many hurricanes that have struck the Gulf states this year.

No revenues were earned by Charter for the nine months ended September 30, 2005 and 2004.

Results of Operations
---------------------

Three Months Ended September 30, 2005 and 2004
----------------------------------------------

Summary
-------

Revenues for 2005 were $6,096,000 compared to $7,482,000 for 2004.

Gross profit for 2005 was $1,397,000 compared to $4,174,000 for 2004. (Loss) income from operations amounted to ($927,000) compared to $3,137,000 for 2004.

Net (loss) income was ($894,000) for 2005 compared to $3,171,000 for 2004.

Revenues
--------

In 2005, total revenue amounted to $6,096,000, $4,807,000 of which was earned from insurance underwriting premiums generated primarily under the coverholder agreement between CIL and Lloyd's, $131,000 of which was earned from Shield, $48,000 of which was earned under the new VGV program and $1,110,000 of which was derived from brokerage fees earned from subsidiaries of Strategy.

Revenues in 2004 were $7,482,000, which consisted of insurance underwriting premiums generated under the coverholder agreement of $3,290,000 and brokerage fees earned from subsidiaries of Strategy of $4,192,000. Included in these brokerage fees is a commission of $4,000,000 in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of certain securities issued by a subsidiary of Strategy.

Gross profit in 2005 was $1,397,000 or 23% of revenue and included $1,110,000 earned from brokerage fees. Gross profit from insurance underwriting premiums amounted to $286,000 or 5.7%. Gross profit in 2004 was $4,174,000 or 56% of revenue and included $4,192,000 earned from brokerage fees. Gross profit from insurance underwriting premiums was approximately break even.


Costs and expenses
------------------

Costs and expenses totaled $2,324,000 for 2005 compared to $1,037,000 for 2004.

Costs and expenses for 2005 were comprised of compensation for executive officers of $609,000, general and administrative expenses of $1,213,000, consulting expenses of $237,000 and travel and promotion expenses of $107,000, compared to compensation for executive officers of $157,000, general and administrative expenses of $466,000, consulting expenses of $148,000 and travel and promotion expenses of $146,000 for 2004.

The increase in our general and administrative costs and expenses in 2005 was a result of increasing our executive, administrative and sales and marketing staff to continue our business plan, which includes seeking approvals and preparing marketing programs for our new innovative products. 2005 also included continuing costs for launching the VGV business and start-up costs for Charter.

Consulting expenses increased by approximately 60% as 2005 included costs relating to the launching of the VGV and Charter businesses. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

In 2005, depreciation was $45,000 and amortization was $114,000 compared to depreciation of $6,000 and amortization expense of $114,000 for 2004. The increase in depreciation is due to the timing of the acquisitions of property and equipment. Amortization expense represents the amortization of intangibles relating to the acquisition of CIL.

Other Income (Expenses)
-----------------------

In the quarter ended September 30, 2005, we recorded income of $75,000 as a result of our investment in Dashwood.

Nine Months Ended September 30, 2005 and 2004
---------------------------------------------

Summary
-------

Revenues for the nine months ended September 30, 2005 were $16,619,000 compared to $10,165,000 for the nine months ended September 30, 2004.

Gross profit was $1,935,000 for 2005 compared to $4,308,000 for 2004. Loss from operations amounted to $5,237,000 for 2005 compared to $208,000 for 2004.

Net loss was $6,152,000 for 2005 compared to $165,000 for 2004.

Revenues
--------

In 2005, total revenue amounted to $16,619,000, of which $15,509,000 was earned from insurance underwriting premiums and $1,110,000 from brokerage fees. $14,948,000 was earned from insurance underwriting premiums generated primarily under the coverholder agreement between CIL and Lloyd's, $405,000 from Shield, $156,000 earned under the new VGV program. Brokerage fees were earned from subsidiaries of Strategy.

Revenues in 2004 were $10,165,000, which consisted of insurance underwriting premiums generated under the coverholder agreement of $5,974,000 and brokerage fees of $4,191,000. Included in brokerage fees is a commission of $4,000,000 in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of certain securities issued by a subsidiary of Strategy.

Gross profit in 2005 was $1,935,000 or 12% of revenue and included $1,110,000 earned from brokerage fees. Gross profit from insurance underwriting premiums amounted to $824,000 or 5.3%. Gross profit in 2004 was $4,308,000 or 42% of revenue and included $4,192,000 earned from brokerage fees. Gross profit from insurance underwriting premiums amounted to $117,000 or 2.0%.

Costs and expenses
------------------

Costs and expenses totaled $7,172,000 for 2005 compared to $4,516,000 for 2004.

Costs and expenses for 2005 were comprised of compensation for executive officers of $1,138,000, general and administrative expenses of $3,742,000, consulting expenses of $1,438,000 and travel and promotion expenses of $380,000, compared to compensation for executive officers of $838,000, general and administrative expenses of $1,067,000, consulting expenses of $1,964,000 and travel and promotion expenses of $441,000 for 2004.

Our costs and expenses increased during in 2005 as a result of additions to our executive, administrative and sales and marketing staff to carry out our business plan, which includes such personnel-intensive activities as seeking approvals and preparing marketing programs for new products. Our 2005 costs also included continuing costs associated with the launch of the VGV business and start-up costs for Charter.

Consulting expenses decreased by approximately 27%, as 2004 included costs relating to the launch of the RentShield(TM) business while 2005 contained costs relating to the start up of VGV and Charter. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

In 2005, depreciation was $133,000 and amortization was $341,000 compared to depreciation of $17,000 and amortization expense of $190,000 for 2004. The increase in depreciation was due to the timing of certain acquisitions of property and equipment while the increase in amortization expense was due to the fact that 2005 represents nine months of amortization while 2004 represents five months of amortization. Amortization expense represents the amortization of intangibles relating to the acquisition of CIL.

Other Income (Expenses)
-----------------------

In 2005, management determined that the goodwill created in our acquisition of Rent Shield America Services Corporation in the amount of $1,000,000 was fully impaired and has written down the value of the goodwill to $0. In 2005, we recorded income of $218,000 as a result of our investment in Dashwood.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $427,000, a decrease of $1,354,000 from the cash and cash equivalents balance of $1,782,000 at December 31, 2004. Cash used in operating activities amounted to $1,450,000 for the nine months ended September 30, 2005. The primary reason for the decrease was to fund the net loss incurred for the nine month period.

At September 30, 2004, we had cash and cash equivalents of $54,000, an increase of $39,000 from the cash and cash equivalents balance of $15,000 at December 31, 2003. Cash used in operating activities amounted to $5,450,000 for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, net cash used for investing activities amounted to $2,943,000. As described above, we acquired a 49% interest in Dashwood for $2,801,000. In addition, we acquired property and equipment of $142,000.

For the nine months ended September 30, 2004, net cash used for investing activities amounted to $2,065,000. As described above, we acquired CIL for $1,870,000. In addition, we acquired property and equipment of $195,000.

For the nine months ended September 30, 2005, net cash provided by financing activities amounted to $3,094,000. We received an advance from Strategy, a related party, in which we received proceeds of $2,801,000 used to acquire Dashwood. In addition, we received stockholder loans totaling $293,000.

For the nine months ended September 30, 2004, net cash provided by financing activities amounted to $7,553,000. During this period, we received proceeds of $8,580,000 from the issuance of Series B Preferred Stock. In addition, we repaid stockholder loans of $977,000 and acquired treasury stock of $50,000.

If we need to obtain additional capital, there can be no assurance given that we will be able to obtain such additional capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangement from banks or financial institutions. It is anticipated that any cash shortfalls that are not able to be funded by bank or other commercial financings will be personally funded by certain officers and other members of the management of the Company.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The plaintiffs in the litigation, John LePire and Ludger Limited, LLC v. Aon Corporation, et al., Case Number BC 319379, Superior Court of California, County of Los Angeles (Central) ("Action"). Plaintiffs John LePire and Ludger Limited, LLC ("Plaintiffs") filed their complaint in the Action on July 30, 2004, which named Aon Corporation, Aon Services Group, AON Risk Services of Texas, Inc., Swett & Crawford Group, Inc. and others, as defendants. RS Group of Companies, Inc. (the "Company") was not named as a defendant at that time. On March 14, 2004, Plaintiffs filed an amendment to the complaint purporting to substitute the Company, `Rent Shield Corporation,' `Rent Gard Corporation,' `Rent Gard Services Corporation,' `Strategy International Insurance Group,' and Patrick Driscoll, a former employee, for certain of the John Doe-named defendants. The complaint includes causes of action for unfair competition, wrongful termination, conversion, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, intentional misrepresentation, misappropriation of trade secrets and injunctive relief. Plaintiffs allege in the complaint that they created an insurance product called "SafeLease" and that the defendants have infringed Plaintiffs' rights in that product through sales and marketing of products that Plaintiffs consider substantially similar or identical to SafeLease. The complaint seeks injunctive relief and unspecified monetary damages. On July 21, 2005, the Court sustained a demurrer with leave to amend and on October 19, 2005, the Court granted a motion by specially appearing defendant Strategy International Insurance Group, Inc. ("Strategy") to quash service of summons for lack of personal jurisdiction. On November 2, 2005, Plaintiffs filed a Notice of Motion regarding the order granting the motion to quash service of summons and a motion hearing was scheduled for December 1, 2005. A trial date has not been set for the Action. Although the plaintiffs seek unspecified damages for various alleged causes of action and injunctive relief, it is unclear at this time whether some or all of the claims are to be asserted against the Company or the other substituted defendants. Accordingly, the Company is evaluating all legal remedies and protections available to us. Based on a preliminary review of the procedural and substantive aspects of this action, the Company does not believe that this litigation will have a material adverse effect on its operations. There is no other pending litigation or other material claims or actions that the Company is aware of.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits


31.1.     CEO Certification required under Section 302 of Sarbanes-Oxley Act of
          2002

31.2.     CFO Certification required under Section 302 of Sarbanes-Oxley Act of
          2002

32.1.     CEO Certification required under Section 906 of Sarbanes-Oxley Act of
          2002

32.2.     CFO Certification required under Section 906 of Sarbanes-Oxley Act of
          2002

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

                                                RS GROUP OF COMPANIES, INC.


Date: November 14, 2005                         By: /s/John Hamilton
                                                    -----------------------
                                                    John Hamilton,
                                                    Chief Executive Officer

Date: November 14, 2005                         By: /s/ David Sanderson
                                                    -----------------------
                                                    David Sanderson,
                                                    Chief Financial Officer