Form 10KSB
period 2005-12-31
RS GROUP OF COMPANIES INC
filed 2006-04-28
CIK 1200202

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2005

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

Issuer's revenues for the 2005 fiscal year were $31,501,378.

As of April 19, 2006, 29,957,530 shares of Common Stock (no par value) of the issuer were outstanding and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the issuer's common stock on April 19, 2006 was $2,845,965

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

================================================================================

                           RS GROUP OF COMPANIES, INC.
                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2005

                              ITEMS IN FORM 10-KSB
                               ------------------



                                     PART I.

Item 1.     DESCRIPTION OF BUSINESS

Item 2.     DESCRIPTION OF PROPERTIES

Item 3.     LEGAL PROCEEDINGS

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II.

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 10.    EXECUTIVE COMPENSATION

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

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

The Company earned brokerage fees of $11.1 million and $3 million for the years ended December 31, 2005 and 2004, respectively. All brokerage fees were earned from subsidiaries of Strategy International Insurance Group, Inc. ("Strategy"), a company with certain interlocking control relationships with the Company. In 2005, the Company signed a consulting agreement relating to a $700 million investment made in Strategy by an unrelated third party, whereby the Company would receive the lesser of 2% of the investment or $10 million. A $10 million commission was recorded as revenue in 2005. The other brokerage fees of $1.1 million earned in 2005 were commission payments for other one-time transactions. The $3 million brokerage fee for 2004 represented a commission in connection with the placement of financial guarantee insurance covering the repayment of dividends and the liquidation preference of certain securities issued by a subsidiary of Strategy.

On December 16, 2004, we announced that we intended to enter into an agreement with Strategy that may result in our becoming Strategy's wholly-owned subsidiary, and on May 25, 2005 we entered into a letter of intent with Strategy to enter into such a transaction that would result in our merger with or acquisition by Strategy. The Chief Executive Officer and Chairman of the Board of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. It is our understanding that, if such a combination is consummated, Strategy does not plan to change our executive team, strategic direction or branding.

On January 20, 2006, we announced that by definitive merger agreement the Company and Strategy entered into a letter agreement stating that we would merge with and into Strategy or an affiliate, subsidiary or successor entity thereof, had agreed to merge effective December 31, 2005. Each of the holders of issued and outstanding stock of the Company of any and all classes (on an "as converted" into common stock basis) shall receive, in exchange for every three shares of the Company's stock held thereby, two shares of common stock of Strategy. Strategy and the Company agreed to execute and deliver a definitive agreement and plan of merger and have commenced its preparation. We cannot be certain that terms of such agreement will be acceptable to our stockholders.

Dashwood, Brewer & Phipps Ltd. ("Dashwood")
-------------------------------------------

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

Canadian Intermediaries Limited ("CIL")
---------------------------------------

On April 29, 2004, we completed our acquisition of 100% of CIL, a company that was owned by Stephen Stonhill. CIL is a wholly-owned subsidiary and a Lloyd's of London "coverholder", which is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents. CIL provides us the ability to specialize in `hard-to-place' liability insurance and credit insurance.

For the years ended December 31, 2005 and 2004, revenue from insurance underwriting premiums amounted to $19.7 million and $10 million, respectively. For the years ended December 31, 2005 and 2004, approximately 93% and 96% of our underwriting insurance premiums were generated under a coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances (as described therein), including cancellation without prejudice by Lloyd's with 60 days' notice. Although management believes that it is highly unlikely that the Lloyd's coverholder agreement with CIL will be cancelled or terminated, such cancellation or termination could negatively affect our financial position and results of operations.

Value Guaranteed Vacations, Inc. ("VGV")
----------------------------------------

On October 1, 2004, we acquired 100% of VGV, a company previously wholly-owned by John Hamilton, our Chief Executive Officer, Chairman of the Board of Directors and a stockholder.

VGV provides an affinity program that offers vacation property timeshare owners with the right to sell their timeshare units to VGV after 10 years for an amount equal to the value of the timeshare at the date of purchase. This contractual right, which is not transferable, provides a ready-buyer should a timeshare owner wish to sell his or her timeshare interest. The VGV(TM) Club is offered by timeshare developers that have contracted with VGV. VGV has obtained insurance, which may be provided by affiliates of VGV, to indemnify it against these contractual payment obligations. The VGV(TM) Club also will offer timeshare owners who become members, other benefits, such as travel-related discounts. This membership program is in the process of being marketed to large timeshare developers and marketers, who will, in turn, offer the program to existing and prospective timeshare owners A developer who participates in the program will pay VGV a program fee of 25% of the sales price of the unit, which is embedded in to the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. If the timeshare owner maintains participation as a VGV(TM) Club member for ten years, the timeshare owner will receive the option of (i) redeeming the property for the original purchase price (excluding VGV(TM) Club membership fees and applicable taxes), or
(ii) extending their membership in the program for an additional five to ten years for a minimal cost.

In April 2005, VGV entered into an agreement with Shell Vacations LLC ("Shell"), one of North America's largest independent vacation ownership developers, to launch VGV's timeshare affinity program at the Shell affiliates Carriage Ridge Resort, in Barrie, Ontario and Harbor Vacations Club, located in San Diego, California. Revenues from this relationship with Shell are achieved from the payments made by the respective Shell timeshare resort owners and not from Shell.

Revenues generated by VGV for the year ended December 31, 2005 and for the period October 1, 2004 to December 31, 2004 were $3,648 and $0, respectively.

Shield Financial Services, Inc. ("Shield")
------------------------------------------

On October 15, 2004, we entered into a Services Agreement with Initiatives Canada Corporation and Canadian Literacy Initiatives, each a company formed under the laws of Ontario, Canada providing a charitable donation program with benefits for both Canadian-based registered charities and participating Canadian taxpayers. We were engaged to provide certain administrative services and arranged for Shield, one of our subsidiaries, to secure insurance in support of the donation programs offered by Initiatives Canada and Canadian Literacy Initiatives.

For the year ended December 31, 2005, revenues earned from administrative services and brokerage fees totaled $657,000 and $805,000, respectively. The brokerage fees were earned from a subsidiary of Strategy as a one-time brokerage fee. For the period October 16, 2004 to December 31, 2004, revenues earned from administrative services amounted to $466,000.


Charter Vacation Club, LLC (Charter)
------------------------------------

Charter, a wholly-owned subsidiary of VGV, was in its start-up phase in 2005, Its business was purchasing yachts in the range of 45 to 50 feet and marketing and selling them as timeshares units. No revenues were earned by Charter in 2005. As a result, the Company has decided to terminate this venture. Expenses incurred developing the Charter program approximated $650,000 in 2005.

RentShield(TM)
--------------

RentShield(TM) is our residential rental guarantee program. It is marketed to real estate landlords in North America's $300 billion residential real estate market, with the objective of reducing the financial risk inherent in property management.

The RentShield(TM) product pays up to $10,000 to the landlord for willful property damage caused to the unit by a tenant and, should a tenant default on a rental payment, pays the outstanding amount within 30 days after the rental due date for up to six months on the remaining term of the lease. The Rentshield(TM) damage protection benefit provides coverage for tenant damage and ensures the landlord that its rent will be paid within 30 days while the covered damage caused by a tenant is repaired.

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

No significant insurance underwriting revenues were earned by the RentShield(TM) program for the years ended December 31, 2005 and 2004.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

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

CATASTROPHIC LOSS

Traditional catastrophic exposures, such as hurricane, tornadoes, windstorm, fire and terrorism, are excluded from policies written under the RentShieldTM program. Our credit default insurance, like many insurance products, is subject to unpredictable risks that could result in catastrophic significant losses to our business. For example, the economy of a given geographic area may suddenly enter a recessionary period resulting in a sudden rise in rental defaults. Our business is substantially tied to travel and vacation trends. Many of our targeted timeshare resorts for the VGV products are located in areas that are very susceptible to hurricanes and the booking of timeshare resorts in certain locations are impacted by storms and other natural disasters as well as economic threats. Our product line will be spread among diverse geographic, economic and industrial sectors throughout North America and Europe in an effort to reduce this risk exposure, but we can give no assurance that it will be successful in reducing such risk.

ECONOMIC DOWNTURN

In a significant economic downturn, people tend to allocate their resources to more essential goods and services to address more immediate needs. It may become more difficult for consumers to afford vacation and travel and the purchase of insurance may even be perceived as a luxury to some consumers. Even if there may be little immediate effect on our products, we will attempt to deploy our products and services on a broad regional basis in order to diversify risks and mitigate the effect of an economic downturn. There is no assurance that such diversification and mitigation can be accomplished nor can we be certain that a major economic downturn could be offset by geographic diversification. Accordingly, a significant downturn in the United States, North American and/or international economies could have a material adverse effect on our business, financial condition and prospects.

POOR DEMAND

Poor demand for our products and services could have a significant negative impact on business and prevent it from attaining its goals. With respect to the RentShieldTM and VGV products, small focus group studies and informal surveys have indicated a broad acceptance of their concept. Such surveys are helpful but these are not statistically accurate studies, nor do they guarantee that we will have success. Some potential participating landlords have expressed interest in the RentShieldTM product, even if they are unable to pass the cost on to the tenant. Accordingly, there can be no assurance that the appeal of our products and demand is widespread.

WE FACE COMPETITION WHICH COULD RESULT IN LOWER REVENUES

Currently, there is no competition that we are aware of in our particular product sectors, particularly the timeshare cost protection affinity program. However, we expect to see increased competition from several other companies, including large, well capitalized international ones. We have taken steps, including but not limited to, pursuing strategic alliances and negotiations for joint ventures, in order to protect current and projected market share, should competitors enter the market place. However, there is no assurance that such efforts will be successful.

WE HAVE A HISTORY OF LOSSES AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE

Although we achieved profitability in 2005, we have a history of losses. If we experience significant or continuing losses, an investment in our common stock will be at risk of being lost.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE GROWTH

The development of programs will require additional capital. Our business plan is to acquire additional revenue-producing assets in the insurance sector, both domestically and abroad. We may seek capital through the issuance of additional equity or take on debt if the terms are appropriate. While our strategy is to develop or acquire companies or enter into mergers, acquisitions or joint ventures with revenue-generating and profitable entities, we may be unable to obtain additional funds in a timely manner or on acceptable terms. This would render us unable to fund operations or expand our business. If unable to obtain capital when needed, we may have to restructure our business (which may include divesting of certain assets or abandoning certain sectors of the insurance lines in which we currently or intend to specialize) or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining equity financing for working capital and capital expenditures, we will have ongoing capital needs as we expands our business. If additional funds are raised through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of the common stock. We may have to issue securities that have rights, preferences and privileges that are senior to the common stock. If additional funding is sought through the issuance of debt securities or to secure borrowings, the terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

OUR BROKERAGE ACTIVITIES WILL BE IMPACTED BY A LOSS OF LLOYD'S COVERHOLDER
STATUS

Our acquisition of CIL and a minority holding in Dashwood is highly dependent on the maintenance of coverholder and broker status with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances including cancellation without prejudice by Lloyd's with sixty days notice. Although we believe that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation of termination could negatively affect our financial position and results of operations.

FUTURE ACQUISITIONS OF OR COMBINATIONS WITH STRATEGY OR OTHER COMPANIES CANNOT BE ASSURED AND MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND CREATE ADDITIONAL EXPENSES

The ability to finalize a merger or other combination with Strategy, is not assured. If the transaction with Strategy is unable to close and we determine that it is in our best interest to build our business through other combinations, acceptable candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Further, mergers and acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of the merger or acquisition and assimilation of the operations, personnel and services and products of the acquired companies. Additional risks associated with mergers and acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees after the merger or acquisition. If the combined businesses are not successfully integrated, our financial position and results of operations may suffer.

With respect to our proposed combination with Strategy, failure to achieve the benefits anticipated from the combination could result in increased costs and decreases in the amount of our expected revenues. Pursuit of this transaction will be a diversion of management's time and energy and, if complication arise, and any delays or difficulties encountered with the proposed combination and the integration of our respective operations could have a materially adverse effect on the business, financial condition, operating results and prospects of the combined company after the combination, and could impair the combined company's ability to realize the anticipated benefits of the combination.

Even if the proposed combination with Strategy is closed, we may be unable to successfully integrate our operations with Strategy's. The proposed combination involves the integration of two companies that previously operated independently. There may be substantial difficulties, costs and delays involved in the integration of the two companies, including: the necessity of coordinating geographically separated organizations, systems and facilities; distracting management from day-to-day operations; an inability to achieve synergies as planned; and costs and delays in implementing common systems and procedures.

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

OUR SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our future success depends to a significant degree on the skills and efforts of John Hamilton, our Chief Executive Officer and Chairman of the Board of Directors. If his services were lost, our business and operating results could be adversely affected. We also depend on the ability of other executive officers and members of senior management to work effectively as a team. The loss of one or more of these executive officers or senior management members could impair our ability to manage the business effectively.

CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS

We are subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult to attract and retain qualified individuals to serve as members of the Board of Directors or committees that may be established by the Board.

INTERNATIONAL BUSINESS RISKS

If our operations expand internationally, we will face political, legal, operational and other risks not encountered by our U.S. and Canadian operations. We face the risks of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which we operate or converting local currencies we hold into U.S. dollars or other currencies. In addition, we will rely on local sales forces in these countries and may encounter labor problems resulting from workers' associations and trade unions in some countries. Our foreign insurance operations generally will write policies denominated in local currencies and in large part invest in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into the financial statements and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, emerging foreign markets can be subject to severe economic and financial disruptions, including significant devaluations of their currencies and low or negative growth rates in economies.

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

REPORTS TO SECURITY HOLDERS

We file annual, quarterly and special reports, proxy statements and other information with the SEC, and we have an Internet website address at www.rsgc.com. We make available, free of charge, on our Internet website address all our filings, filed or furnished pursuant to Section l3(a) or l5(d) of the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, N.E., Washington, D.C., 20549. Please call the SEC at l-800-732-0330 for further information on the operation of such public reference room. You can also request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C., 20549 or you may obtain copies of such documents from the SEC's website at http://www.sec.gov.



ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are in Toronto, Ontario, Canada. We lease 9,642 square feet of space pursuant to a lease agreement which expires in December 2008. The annual rent including common area maintenance over the term of the lease is approximately $150,000 or $12,500 per month.

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

The Company was named as a defendant in an action brought by Patrick Driscoll, a former employee in the Ontario Superior Court of Justice (Court File No. 05-CV-302751PD3). It is a wrongful dismissal action wherein the plaintiff is claiming damages in excess of $1,000,000 for alleged breach of agreement and misrepresentation in relation to certain stock options. The Company has fully defended the action and the statement of defense was delivered on January 27, 2006. The Company does not believe that this litigation will have a material adverse effect on our operations. The plaintiff has not taken any further steps to proceed with the action.

The Company was named as one of several defendants in an action brought by Angelo Boujos, Corbit Rockwell Investments Inc., and 1541682 Ontario Inc. in the Ontario Superior Court of Justice (Court File No. 06-CL-6345) alleging breach of contract wherein the plaintiffs are seeking damages in excess of $2 million. The action is in the preliminary stage. The Company has retained counsel and believes the action is without merit. At this time, we do not believe that this action will have a material adverse affect on our operations.

There is no other pending litigation or other material claims or actions against the Company that we are aware of.

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

The following table sets forth the range of the high and low sales prices of the common stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

                  Quarter Ending                              High           Low
                  --------------                              ----           ---

                  January 1 - March 31, 2004                  1.89           .81
                  April 1 - June 30, 2004                     1.47           .93
                  July 1 - September 30, 2004                 1.15           .59
                  October 1 - December 31, 2004               1.05           .23

                  January 1 - March 31, 2005                   .85           .54
                  April 1 - June 30, 2005                      .66           .20
                  July 1 - September 30, 2005                  .50           .10
                  October 1 - December 31, 2005                .24           .06


On April 26, 2006, the last reported sales price of our common stock on the OTCBB was $0.06 per share. The number of our record holders of common stock at April 12, 2006 was 430. Additional owners of the Common Stock hold their shares in street name with brokerage and depository firms.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of the Company's financial condition and results of operations for the fiscal years ended December 31, 2005 and 2004. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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

VGV membership and program fees are recognized as income over ten years.

Reserve for Resale Option

The Company has established a reserve for the future costs of those timeshare owners it estimates will utilize the Resale Option under the VGV program.

Program Fees Payable

The Company has an agreement with one timeshare developer whereby the program fees paid by the timeshare owners of properties developed by such timeshare developer are refunded whether or not the timeshare owners utilize the Resale Option. The payable represents the fees collected through December 31, 2005.

Intangible Assets and Goodwill

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized. No options or warrants have been granted to employees through December 31, 2005.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

In December 2004, the FASB issued SFAS No. 123 (revised) "Share-Based Payment." This statement eliminates the alternative to account for share-based compensation transactions using APB Opinion No. 25 and will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. The Statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

Results of Operations

Summary

Revenues for the year ended December 31, 2005 were $31,501,378 compared to $16,322,437 for the year ended December 31, 2004, an increase of $15,178,941 (93%).

Gross profit was $12,293,595 in 2005 compared $6,517,571 in 2004. Income from operations was $2,509,805 for 2005 compared to $56,279 in 2004.

Net income for 2005 was $565,313 compared to a net loss of $249,611 for 2004.

Revenues:

In 2005, total revenue amounted to $31,501,378, of which $20,375,668 was earned from insurance underwriting premiums and $11,122,062 from brokerage fees. $19,717,695 was earned from insurance underwriting premiums generated primarily under the coverholder agreement between CIL and Lloyd's, $656,840 from Shield and $3,648 earned under the new VGV program. Brokerage fees were earned from subsidiaries of Strategy and included a $10 million commission relating to a consulting agreement for a $700 million investment made in Strategy by an unrelated third party. The Company received the lesser of 2% of the investment or $10,000,000.

Revenues in 2004 were $16,322,437, which consisted of insurance underwriting premiums generated under the coverholder agreement of $10,424,437 and brokerage fees of $5,898,000. Included in brokerage fees is a commission of $3,000,000 in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of certain securities issued by a subsidiary of Strategy.

Gross profit in 2005 was $12,293,595 or 39% of revenue and included $11,122,062 earned from brokerage fees. Gross profit from insurance underwriting premiums amounted to $1,167,884 or 5.73%. Gross profit in 2004 was $6,517,571 or 40% of revenue and included $5,898,000 earned from brokerage fees. Gross profit from insurance underwriting premiums amounted to $716,697 or 6.88%.

Costs and Expenses:

Costs and expenses of $9,982,661 for 2005 compared to $6,461,292 for the year ended December 31, 2004.

Costs and expenses for 2005 were mainly comprised of general and administrative expenses of $4,595,457, executive officer's compensation of $2,494,325, consulting expenses of $1,650,258 and travel of $536,866 compared to $2,649,862, $1,277,519, $1,678,545 and $459,548, respectively for the year ended December 31, 2004.

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

Consulting expenses decreased by approximately 2%, as 2004 included costs relating to the launch of the RentShield(TM) business while 2005 contained costs relating to the start up of VGV and Charter. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.
In 2005, depreciation was $192,106 and amortization was $513,649 compared to depreciation of $92,613 and amortization expense of $303,205 for 2004. The increase in depreciation was due to the timing of certain acquisitions of property and equipment while the increase in amortization expense was due to the fact that 2005 represents twelve months of amortization while 2004 represents eight months of amortization. Amortization expense represents the amortization of intangibles relating to the acquisition of CIL.

Other Income (Expenses)

In 2005, management determined that the goodwill created in our acquisition of Rent Shield America Services Corporation was fully impaired and has written down the value of the goodwill to $0. In 2005, we recorded a loss of $267,770 as a result of our investment in Dashwood.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $488,415, a decrease of $1,293,217 from the cash and cash equivalents balance of $1,781,632 at December 31, 2004. Cash used in operating activities amounted to $1,683,945 for the year ended December 31, 2005. Cash decreased due to the outlays for related party transactions net of increases related primarily to non-cash expenses and increased collections of accounts receivable.

At December 31, 2004, we had cash and cash equivalents of $1,781,632, an increase of $1,766,559 from the cash and cash equivalents balance of $15,073 at December 31, 2003. Cash used in operating activities amounted to $3,884,136 for the year ended December 31, 2004. Cash decreased due to the outlays for related party transactions and an increase in accounts receivable due to the increase in business net of increases in certain payables.

For the year ended December 31, 2005, net cash used for investing activities amounted to $2,952,303. As described above, we acquired a 49% interest in Dashwood for $2,800,995. In addition, we acquired property and equipment of $151,308.

For the year ended December 31, 2004, net cash used for investing activities amounted to $2,126,801. As described above, we acquired CIL for $1,869,464. In addition, we acquired property and equipment of $257,337.

For the year ended December 31, 2005, net cash provided by financing activities amounted to $3,170,456. We received an advance from Strategy, a related party, in which we received proceeds of $2,800,995 used to acquire Dashwood. In addition, we received stockholder loans totaling $369,461.

For the year ended December 31, 2004, net cash provided by financing activities amounted to $7,222,283. During the year, we received proceeds of $7,993,000 from the issuance of Series B Preferred Stock. In addition, we repaid stockholder loans of $720,717 and acquired treasury stock of $50,000.

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

Our intention is to derive our primary sources of funds from underwriting insurance premiums through our wholly owned subsidiary CIL and through the sales of our services and products, particularly our VGV product, supplemented by debt facilities and the issuance of new equity securities. We believe that we will provide for sufficient working capital from our operations and or raise additional funds from debt or equity financings to meet all of our cash requirements for the next twelve months.

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


ITEM 7.  FINANCIAL STATEMENTS

See financial section beginning on F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountants.

(i) On January 19, 2005, Samuel Klein and Company ("Klein"), which had been our independent accountants since August 2003, terminated its auditor relationship with us and resigned as our independent auditor based on their decision to cease the SEC portion of their practice.

(ii) Klein's report on our financial statements for the period February 23, 2003 (date of inception) to December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor did it contain any modifications as to uncertainty, scope or accounting principles.

(iii) During the 2003 fiscal year and since that date through the date hereof, there have been no disagreements with Klein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Klein's satisfaction, would have caused Klein to make reference to the subject matter of any such disagreements in connection with its reports.

(b) New Independent Accountants.

(i) On January 24, 2005, we engaged the firm of Rotenberg, Meril, Solomon, Bertiger and Guttila, P.C. ("RMSBG"), Saddle Brook, New Jersey, as our independent auditors to audit our financial statements for the fiscal year ending December 31, 2004.

(ii) We have not consulted with RMSBG during the 2003 fiscal period and during the subsequent period to the date hereof, on either (a) the application of accounting principles, (b) the type of opinion RMSBG might issue on our financial statements, or (c) any other matter that was either the subject of any disagreement between us and our former auditor or a reportable event as described in Item 304(a)(1)(iv) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based upon such evaluation, our disclosure controls and procedures were adequate and effective, in all material respects, to ensure that material information relating to this report, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report on Form 10-KSB was being prepared.

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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each director serves until his successor is duly elected and qualified. Our Executive Officers are elected by, and serve at the discretion of, our Board of Directors. There are no family relationships amongst our Executive Officers and Directors. The Board of Directors currently has not established an audit or other committee.

Executive Officers and Directors

The following table sets forth the information regarding our Officers and Directors.

Name                   Age     Position                      Period served
----                   ---     --------                      -------------

John Hamilton          46      Chief Executive Officer,    February 27,
                               Chairman and Director       2003 to present

Kenneth Min            35      President                   October 1,
                                                           2003 to present

David Sanderson        60      Chief Financial Officer     July 23, 2003
                                                           to present

Sandro Sordi           45      Secretary, General Counsel  February 27,
                               and Director                2003 to March 1, 2006

Stephen Stonhill       48      Director                    February 27,
                                                           2003 to present

Charles Napper         49      Director                    February 27, 2003
                                                           to present

Gavin Lange            54      Director                    February 27,
                                                           2003 to present

Albert Testa           39      Director                    July 15, 2005
                                                           to present

Michael Hillhouse      44      Director                    July 15, 2005
                                                           to present


John Hamilton has established himself as an innovative manager in the worldwide credit insurance industry over the past few years. From 1998 to 2002, he was involved in television and movie film production and financing, dealing extensively with the financial, credit risk and property risk issues of the projects that he produced. Recognizing the potential for certain insurance concepts, from 2002 to the present, Mr. Hamilton has concentrated on planning and then building RS Group. Mr. Hamilton has also been involved in small construction projects throughout the Province of Ontario. Mr. Hamilton was elected Chairman of the Board of Directors effective June 1, 2004.

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

Sandro Sordi has been a member of the Florida Bar since 1990, having earned his Juris Doctor from the University of Miami, Florida in 1989 and his B.A. (Honors) from York University in Toronto, Canada. After admission to the bar, from 1990 through 2002, he practiced law exclusively as a sole practitioner in addition to being involved in certain investment projects. Mr. Sordi joined us in 2003 where, as our General Counsel and a Director, he had a leading role in developing our growth strategy and engaging in negotiations of all types. He continues to maintain a small private legal practice. Mr Sordi resigned his positions as Secretary, General Counsel and Director as of March 1, 2006.

Stephen Stonhill has been, since the inception of the Company, a member of the Board of Directors and, until June 1, 2004, was Chairman. He is the Chief Executive Officer and Chairman of the Board of Directors of Strategy. Mr. Stonhill has been the president of CIL since 1995, with over 28 years experience in the London and North American insurance and reinsurance markets. He also serves us in a valuable consulting capacity. Since moving to North America in 1987, he has been an Approved Correspondent with Lloyd's. Mr. Stonhill brings a wealth of management experience to the organization. Mr. Stonhill was succeeded as Chairman of the Board of Directors by Mr. Hamilton on June 1, 2004.

Charles Napper is a senior London market broker with many years in the financial services industry. He has been a broker with Tyser Special Risks Ltd., a company that focuses on contingency insurance in the sporting and promotional fields for over the past six years. He also provides insurance advice and consulting on insurance related financial services and products for us. Mr. Napper has been an active participant in the London insurance market developing new and innovative policies for bank security, and was responsible for having written the Documentary Credit Insurance Policy underwritten in Lloyd's. Additionally, Mr. Napper has written other insurance policies that have been of interest to the banking, credit and commodity trading industries.

Gavin Lange is a senior partner in Lange & Associates with an in-depth knowledge of auditing, financial and accounting functions. Mr. Lange is a chartered accountant in Canada, South Africa and Israel, with over 25 years experience in international and local businesses.

Albert Testa is the President and partner of ADVO Business Services, Inc. He oversees the ADVO business, which provides revenue management consulting services for credit card and other credit related projects. With nearly 30 years of experience in the financial industry, Mr. Testa has demonstrated a thorough understanding of credit, accounts receivable, revenue analysis and credit risk management with large public companies.

Michael Hillhouse is a chartered accountant with a proven track record in matters of financial stewardship, financial controls and financial planning. He is the Chief Operating Officer and Chief Financial Officer of ADVO Business Services, Inc., responsible for all aspects of financial reporting and control. His skills and leadership are not only provided to the financial industry, but to the community as well. Mr. Hillhouse is an active member of various community associations.

All directors have been appointed to serve until December 31, 2006 or until terminated.

ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

In the past, we have not, as standard practice, compensated our directors for their services. However, in 2005 we paid Albert Testa and Michael Hillhouse $8,830 each. In addition, by way of a Board Resolution effective as of January 1, 2006, each of the following directors was issued 100,000 shares of common stock from the treasury: Albert Testa, Michael Hillhouse and Gavin Lange. We recorded compensation expense of $21,000 in connection with these grants in 2005.

EXECUTIVE OFFICER COMPENSATION TABLE

The following table provides summary information concerning the compensation earned by our Chief Executive Officer and Executive Officers for services rendered for the fiscal years ended December 31, 2005, 2004 and 2003. As described below, certain bonuses were paid in 2005. There was no other annual compensation (options, stock appreciation rights, restricted stock awards, long-term incentive plans, etc.) paid in 2005, 2004 and 2003.

Name and Principal Position             Year                 Salary
---------------------------             ----               ----------
John Hamilton (1)
Chief Executive Officer                 2005               $1,500,000
                                        2004                  416,667
                                        2003                   62,500
Sandro Sordi (2)
General Counsel/Secretary               2005               $  500,000
                                        2004                  375,000
                                        2003                   62,500
Kenneth Min
President                               2005               $   90,780
                                        2004                   83,235
                                        2003                   66,000
David Sanderson (3)
Chief Financial Officer                 2005               $  118,029
                                        2004                   88,442
                                        2003                   89,000
Stephen Stonhill
Director                                2005               $  250,000
                                        2004                  250,000
                                        2003                   62,500

------------
(1) In 2005, Mr. Hamilton received a bonus of $1 million for his efforts in finalizing the $700 million investment made in Strategy by an unrelated third party, whereby the Company received a commission of $10,000,000.
(2)  Mr. Sordi resigned in all capacities on March 1, 2006.
(3)  Mr. Sanderson received a bonus of approximately $18,000 in 2005.

EMPLOYMENT ARRANGEMENTS

We have no equity compensation plans, including individual compensation arrangements currently in place.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on April 19, 2006, 29,957,530 shares of our common stock were issued and outstanding. The following table provides information regarding beneficial ownership of our common stock as of April 19, 2006 by:

     o each person known by us to be the beneficial owner of more than five percent of our common stock;

     o    each of our directors;

     o each executive officer named in the summary compensation table and two former executive officers; and

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

During the first quarter of 2006, we issued 100,000 shares of common stock to each of three directors for services rendered in 2005. We recorded compensation expense of $21,000 in connection with these issuances

       ------------------------------ ------------------ -------------------------- ----------------------------------
                                                           Amount and
       Name and Address of                                 Nature of
       Beneficial Owner (1)           Title of Class       Beneficial Owner         Percent of Voting Equity (2)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Judith Hamilton (3)            Series          A  21,000,000                 25.95%
                                      Convertible        (Direct owner)
                                      Preferred
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Anna Sordi (4)                 Series          A  15,400,000                 20.45%
                                      Convertible        (Direct Owner)
                                      Preferred
       ------------------------------ ------------------ -------------------------- ----------------------------------

                                      Series          A  6,900,000
       Stephen Stonhill (5)           Convertible        1,667,000                  15.32%
                                      Preferred &        (Direct and
                                      Common             indirect owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
                                      Series          A  6,900,000
       Charles Napper (6)             Convertible        (Direct and                10.33%
                                      Preferred          indirect owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
                                      Series          A
       Ellen Lisa Forrest (7)         Convertible        4,500,000                  6.99%
                                      Preferred          (Direct owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Gavin Lange                    Common                100,000                 *
                                                         (Direct owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Albert Testa                   Common                100,000                 *
                                                         (Direct owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Michael Hillhouse              Common                100,000                 *
                                                         (Direct owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       Kenneth Min                    Common                  50,000                *
                                                         (Direct owner)
       ------------------------------ ------------------ -------------------------- ----------------------------------
       All Executive  Officers and Directors as a Group  29,367,000                 51.25%
       (8)
       ------------------------------------------------- -------------------------- ----------------------------------

------------
*    Less than 1%

(1) Unless otherwise indicated, the address of each person listed is c/o RS Group of Companies, Inc., 200 Yorkland Blvd., Suite 200, Toronto, Ontario M2J 5C1.

(2) These figures represent the percentage of our aggregate number of issued and outstanding shares of common stock as at April 19, 2006 held by each beneficial owner in this table, after the conversion of each preferred stockholder's preferred shares and exercise of each Series B Preferred stockholder's Warrants.

(3) Judith Hamilton is the wife of John Hamilton, Chief Executive Officer and Chairman of the Board of Directors. Ms. Hamilton has the right to convert her Series A Convertible Preferred shares into 10,500,000 shares of common stock. John Hamilton disclaims beneficial ownership of these shares.

(4) Anna Sordi is the wife of Sandro Sordi, the General Counsel, Secretary and a Director of the Company until his resignation on March 1, 2006. Ms. Sordi has the right to convert her Series A Convertible Preferred shares into 7,700,000 shares of common stock. Sandro Sordi disclaims beneficial ownership of these shares.

(5) Stephen Stonhill is a Director, the president of CIL and consultant to us. This table represents the beneficial ownership of shares indirectly owned or controlled by Mr. Stonhill through 1604494 Ontario Inc. Mr. Stonhill has the right to convert the 6,900,000 Series A Convertible Preferred shares that he owns into 3,450,000 shares of common stock. In addition, Mr. Stonhill received 1,667,000 shares of common stock from the Company in 2004 from the sale of all of the shares of CIL to us, previously wholly-owned by Mr. Stonhill.

(6) Charles Napper is a Director and consultant to us. This table represents the indirect ownership by Mr. Napper of 2,100,000 shares of Series A Convertible Preferred Stock which he has the right to convert into 1,050,000 shares of common stock, and beneficial ownership of 4,800,000 shares of Series A Convertible Preferred Stock, which are convertible into 2,400,000 shares of common stock, that are indirectly owned or controlled by Mr. Napper through his position (to the best of our knowledge) as majority security holder and controlling person of Quo Vardis, Ltd.

(7) Ellen Lisa Forrest is the spouse of Hugh Forrest, a former Company officer and currently an officer of companies under common control with us. Ms. Forrest has the right to convert her Series A Convertible Preferred shares into 2,250,000 shares of common stock. Hugh Forrest disclaims beneficial ownership of these shares.

(8) Includes holdings of Judith Hamilton (wife of John Hamilton), Anna Sordi (wife of Sandro Sordi), Stephen Stonhill, Charles Napper, 1604494 Ontario Inc. and Quo Vardis, Ltd. Computation of the amount of beneficial ownership is shown on an "as converted" basis.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 16, 2004, we announced that we intended to enter into an agreement with Strategy that may result in our becoming a wholly-owned subsidiary of Strategy. Stephen Stonhill, who serves on our Board of Directors, is the Chairman of the Board of Directors and Chief Executive Officer of Strategy. On January 20, 2006, we announced that by definitive merger agreement the Company and Strategy had agreed to merge effective December 31, 2005. Each of the holders of issued and outstanding stock of the Company of any and all classes (on an "as converted" into common stock basis) shall receive, in exchange for every three shares of the Company's stock held thereby, two shares of common stock of Strategy.

Strategy is a holding company whose primary operations are conducted through its subsidiary, Strategy Insurance Limited, a Barbados-formed and licensed provider of specialty lines of insurance, reinsurance and structured risk underwriting, focusing on credit risk and credit enhancement.

During the years ended December 31, 2005 and 2004, transactions between Strategy and the Company included cash advances made to Strategy, cash advances received from Strategy, charges to Strategy for occupancy and expense sharing arrangements and charges from Strategy for underwriting costs. In addition, the Company signed a consulting agreement relating to a $700 million investment made in Strategy by an unrelated third party, whereby the Company would receive the lesser of 2% of the investment or $10,000,000. A $10,000,000 commission was recorded as revenue in 2005. In 2004, the Company received a $3,000,000 commission in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of redeemable insured preferred stock of a subsidiary of Strategy. At December 31, 2005 and 2004, the Company was owed $6,546,093 and $768,262, respectively.

During the years ended December 31, 2005 and 2004, the Company made cash advances to and received cash advances from related entities controlled by John Hamilton, Chief Executive Officer and Chairman of the Board of Directors, Sandro Sordi, General Counsel, Secretary and a Director (resigned from all three positions on March 1, 2006) and Kevin Hamilton, the brother of John Hamilton. At December 31, 2005 and 2004, the Company was owed $997,956 and $622,133 by these entities, respectively.

In 2005, the Company incurred consulting fees totaling $80,521 from ADVO Business Services, Inc, a corporation in which Albert Testa and Michael Hillhouse are officers (see Item 9).

The Company received advances from John Hamilton, Sandro Sordi and Stephen Stonhill. The advances do not bear interest and are due on demand. At December 31, 2005 and 2004, the Company owed these stockholder/officers $625,903 and $256,442, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) See index to Consolidated Financial Statements attached, which are filed as part of this Report.

(b) Reports on Form 8-K

1. On January 25, 2005, the Company filed a report on Form 8-K regarding its change in certifying independent accountants from Klein to RMSBG.

2. On February 9, 2005, the Company filed an amendment to its report on Form 8-K filed on January 25, 2005, regarding its change in certifying independent accountants from Klein to RMSBG

3. On June 1, 2005, the Company filed a report on Form 8-K reporting that the Company had entered into a letter of intent with Strategy, pursuant to which Strategy confirmed its intent to acquire all of the outstanding shares of common stock, outstanding options and all other outstanding equity securities of the Company in a merger transaction for a proposed aggregate consideration of approximately $1.75 per share of common stock, no par value, of the Company, subject to adjustment. A copy of the press release dated May 31, 2005, reported that on May 25, 2005, the Company signed an exclusivity agreement to become a wholly-owned subsidiary of Strategy, was included as an exhibit. The exclusivity agreement period began May 25, 2005 and was to end July 24, 2005.

4. On July 19, 2005, the Company filed a report on Form 8-K containing a press release announcing the election of Mr. Albert Testa and Mr. Michael Hillhouse as new directors of the Company.

5. On August 2, 2005, the Company filed a report on Form 8-K containing a letter agreement dated July 27, 2005, in which the Company agreed to extend the Exclusivity Period set forth in the May 25, 2005 letter agreement with Strategy to September 25, 2005, pending further due diligence and independent valuation report results.

6. On January 20, 2006, the Company filed a report on Form 8-K reporting that Strategy and the Company had entered into a definitive letter agreement whereby Strategy and the Company shall merge with and into Strategy. Each of the holders of issued and outstanding stock of the Company of any and all classes shall receive, in exchange for every three shares of the Company's stock held thereby, two shares of common stock of the merger entity.

7. On January 23, 2006, the Company filed a report on Form 8-K reporting that an investor conference call was held during which information regarding the Company's operations and recent developments was discussed. A transcript of the January 23, 2006 conference call was attached.

8. On March 1, 2006, the Company filed a report on Form 8-K reporting that Sandro Sordi, the Company's General Counsel, Secretary and Director, informed the Board of Directors and the Company of his intent to resign from his positions as an officer and as a member of the Board of Directors effective March 1, 2006.

(C) Exhibits

(a) Exhibits

EXHIBIT
NO.
2.1      Agreement for the Exchange of Common                 Incorporated by reference
         Stock                                                to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

2.2      Purchase Agreement for shares of Rent                Incorporated by reference
         Shield America Services Corporation                  to SEC Form 10-KSB filed by
                                                              the Company on April 12,

EXHIBIT
NO.
2.3      Share Purchase and Revenue Sharing                   Incorporated by reference
         Agreement with Warren Handsor and                    to SEC Form 10-KSB filed by
         Hugh Forrest re: shares of Shield                    the Company on April 12,
         Financial Services (Canada) Inc.                     2004

2.4      Purchase Agreement and Amendment for                 Incorporated by reference
         outstanding shares of Canadian                       to SEC Form 10-KSB filed by
         Intermediaries Limited                               the Company on April 12,
                                                              2004

2.5      Agreement for the sale and purchase                  Incorporated by reference
         of 49% of the issued share capital                   to SEC Form 10-KSB filed by
         of Dashwood, Brewer & Phipps Limited                 the Company on April 15,
         by the Company                                       2005

3.i.1    E-Hobby Network, Inc. changes name to                Incorporated by reference
         Rent Shield Corp.                                    to exhibit to Form 8-K
                                                              Filed April 10, 2003

3.i.2    Articles of Incorporation, Rent Shield               Incorporated by reference
         Canada Limited (formerly Rent Gard Corp.)            to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

3.i.3.   Articles of Amendment of Rent Shield                 Incorporated by reference Canada
         Limited (formerly Rent Gard Corp.)                   to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

3.i.4.   Articles of Incorporation,                           Incorporated by reference
         as amended                                           to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

3.i.5    Rent Shield Corp. completes a reorgan-               Incorporated by reference
         ization in which it acquired Rent Gard               to exhibit to Form 8-K/A
         Corporation                                          filed April 24, 2003


3.ii.1   By-laws of Rent Shield Canada Limited                Incorporated by reference
         (formerly Rent Gard Corp.)                           to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

3.i.6    Resolutions of the Board of Directors                Incorporated by reference
         and Shareholders of Rent Shield Canada               to SEC Form 10-KSB filed
         Limited (formerly Rent Gard Corp.)                   by the Company on April 12,
                                                              2004

EXHIBIT
NO.
4.1      Series B Convertible Preferred Stock                 Incorporated by reference
         Purchase Agreement dated as of                       to SEC Form SB-2/A filed by
         April 28, 2004                                       the Company July 21, 2004

10.1     Lease for 200 Yorkland Blvd., Toronto                Incorporated by reference
                                                              to SEC Form 10-KSB filed
                                                              by the Company on April 12,
                                                              2004

10.2     Employment Agreement and Amendment                   Incorporated by reference
         for Stephen Stonhill *                               to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.3     Employment Agreement and Amendment                   Incorporated by reference
         for John Hamilton *                                  to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.4     Resolution of the Board of Directors                 Incorporated by reference
         of the Company to fix the compensation               to SEC Form 10-KSB filed by
         for John Hamilton *                                  the Company on April 15,
                                                              2005

10.5     Employment Agreement and Amendment                   Incorporated by reference
         for Sandro Sordi *                                   to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.6     Resolution of the Board of Directors                 Incorporated by reference
         of the Company to fix the compensation               to SEC Form 10-KSB filed by
         for Sandro Sordi *                                   the Company on April 15,
                                                              2005

10.7     Employment Agreement and Amendment                   Incorporated by reference
         for David Sanderson *                                to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.8     Employment Agreement and Amendment                   Incorporated by reference
         for Edward Kruk *                                    to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.9     Employment Agreement and Amendment                   Incorporated by reference
         for Kenneth Min *                                    to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

EXHIBIT
NO.
10.10    Consulting Agreement with 1541682                    Incorporated by reference
         Ontario Inc.                                         to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.11    Consulting Agreement and Amendment                   Incorporated by reference
         with Del Mar Consulting Group, Inc.                  to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004


10.12    Exclusive Brokerage Agreement with                   Incorporated by reference
         Shield Financial Services (Canada) Inc.              to SEC Form 10-KSB filed by
                                                              the Company on April 12,
                                                              2004

10.13    Brokerage Agreement between Dashwood,                Incorporated by reference
         Brewer & Phipps Limited and Rent                     to SEC Form 10-KSB filed by
         Shield Corp.                                         the Company on April 15,
                                                              2005

10.14   AON Risk Services agreement dated                     Incorporated by reference
           November 17, 2004                                  to SEC Form 10-KSB filed by
                                                              the Company on April 15,
                                                              2005

10.15    Services Agreement dated October 15, 2004            Incorporated by reference
         with Initiatives Canada Corporation and              to SEC Form 10-KSB filed by
         Canadian Literacy Initiatives                        the Company on April 15,
                                                              2005

10.16    Memorandum of Understanding dated                    Incorporated by reference
         September 15, 2004 with Initiatives                  to SEC Form 10-KSB filed by
         Canada Corporation, Canadian Literacy                the Company on April 15,
         Initiatives, Silver City Trading Corp.               2005
         and ICC Initiatives Corporation.

21.      Subsidiaries of the registrant                       Incorporated by reference
                                                              to SEC Form SB-2/A filed by
                                                              the Company July 21, 2004

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002 **

31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002 **

32.      CEO and CFO Certification required under Section 906 of
         Sarbanes-Oxley Act of 2002 **

------------
*    Indicates a management contract or compensating plan or arrangement

**   Filed within

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On January 24, 2005, the Company engaged RMSBG as its new principal independent accountant. Klein was the Company's previous independent accounting firm.

          (1) Audit Fees billed or to be billed for professional services rendered by RMSBG for the audit of the registrant's 2005 annual financial statement and review of financial statements included in the Company's 2005 Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings amounted to $162,501. Audit fees billed by RMSBG for professional services rendered for the audit of the Company's 2004 annual financial statement amounted to $96,512. Audit fees billed by Klein for professional services rendered for the review of financial statements included in the Company's 2004 Form 10-QSB's amounted to $84,235. The total fees for 2004 amounted to $180,747.


          (2) Audit-Related fees for 2005 and 2004 not reported under Item 9(e)(1) of Schedule 14A - none



          (3) Tax Fees billed by RMSBG for 2005 amounted to $1,743. There were no tax fees billed in 2004.

          (4)  All Other Fees for 2005 and 2004 - none

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RS GROUP OF COMPANIES, INC.


Date: April 24, 2006                     /s/ John Hamilton
                                         -----------------------
                                         John Hamilton,
                                         Chief Executive Officer



Date: April 24, 2006                     /s/ David Sanderson
                                         -----------------------
                                         David Sanderson,
                                         Chief Financial Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.



Date:  April 24, 2006                          /s/ Stephen Stonhill
                                               ---------------------------------
                                               Stephen Stonhill
                                               Director


Date:   April 24, 2006                         /s/ Charles Napper
                                               ---------------------------------
                                               Charles Napper
                                               Director


Date:   April 24, 2006                         /s/ Gavin Lange
                                               ---------------------------------
                                               Gavin Lange
                                               Director

                           RS GROUP OF COMPANIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                             F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations and Comprehensive Income            F-4

   Consolidated Statements of Stockholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Financial Statements                                             F-7

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of RS Group of Companies, Inc. and Subsidiaries
Toronto, Ontario, Canada

We have audited the accompanying consolidated balances sheet of RS Group of Companies, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 6, 2006

                           RS GROUP OF COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                             2005              2004
                                                         ------------      ------------
                     ASSETS
Current Assets:
   Cash and cash equivalents                             $    488,415      $  1,781,632
   Accounts receivable, net                                 3,118,359         5,782,518
   Prepaid expenses                                            22,413            97,277
   Other current assets                                       115,829            78,918
                                                         ------------      ------------
        Total Current Assets                                3,745,016         7,740,345
                                                         ------------      ------------

Property and Equipment, net                                   802,964           756,111
                                                         ------------      ------------
Intangible Assets, net
  (including goodwill of $-0-
  and $1,000,000 at December 31, 2005 and
  2004 respectively)                                        4,448,205         5,244,866
                                                         ------------      ------------
Other Assets:
    Deposits                                                   98,004            57,933
    Receivables from affiliated entities                    7,544,049         1,390,395
    Investment in related company                           2,533,225                --
                                                         ------------      ------------
        Total Other Assets                                 10,175,278         1,448,328
                                                         ------------      ------------

        Total Assets                                     $ 19,171,463      $ 15,189,650
                                                         ============      ============
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                 $  3,737,796      $  3,206,074
   Accrued officers' compensation                             628,925           157,521
   Loans from stockholders                                    625,903           256,442
                                                         ------------      ------------
        Total Current Liabilities                           4,992,624         3,620,037
                                                         ------------      ------------
Long-term Liabilities:
   Program fees payable                                       191,971                --
   Reserve for resale option                                  120,228                --
                                                         ------------      ------------
        Total Long-term Liabilities                           312,199                --
                                                         ------------      ------------

        Total Liabilities                                   5,304,823         3,620,037
                                                         ------------      ------------

Non-Controlling Interest                                       36,753            28,146
                                                         ------------      ------------
Stockholders' Equity:
  Preferred Stock Series A Convertible,
    no par value; 75,000,000 shares authorized;
    59,200,000 and 60,000,000 shares
    issued and outstanding at
    December 31, 2005 and 2004, respectively                   19,733            20,000
  Preferred Stock Series B Convertible,
    no par value; 12,725,000 shares authorized;
    1,275,000 and 5,781,250 shares
     issued at December 31, 2005 and
     2004, respectively                                       905,637         3,663,000
  Common stock, no par value
    100,000,000 shares authorized; 29,657,030 and
    24,150,780 shares issued and outstanding at
    December 31, 2005 and 2004, respectively               13,219,016        10,028,386
 Treasury stock; 62,500 Preferred B shares at cost            (50,000)          (50,000)
 Deferred compensation                                             --          (194,534)
 Currency translation adjustment                            1,670,786           555,213
 Accumulated deficit                                       (1,935,285)       (2,500,598)
                                                         ------------      ------------
          Total Stockholders' Equity                       13,829,887        11,521,467
                                                         ------------      ------------

          Total Liabilities and Stockholders' Equity     $ 19,171,463      $ 15,169,650
                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2005              2004
                                                              ------------      ------------
Underwriting insurance premiums and brokerage fees
    (includes revenue from related parties of
    $11,122,062 and $3,000,000, respectively)                 $ 31,501,378      $ 16,322,437

Underwriting costs and claims (includes costs to related
    party of $389,976 and $347,699, respectively)               19,207,783         9,804,866
                                                              ------------      ------------

                                                                12,293,595         6,517,571
                                                              ------------      ------------
Costs and Expenses:
  Executive officers compensation                                2,494,325         1,277,519
  General and administrative expenses                            4,595,457         2,649,862
  Consulting expenses (includes costs to related parties
    of $80,521 and $0, respectively)                             1,650,258         1,678,545
  Travel and promotion expenses                                    536,866           459,548
  Amortization expense                                             513,649           303,205
  Depreciation expense                                             192,106            92,613
                                                              ------------      ------------
     Total costs and expenses                                    9,982,661         6,461,292
                                                              ------------      ------------

Income from operations                                           2,310,934            56,279

Write-off of goodwill                                           (1,129,377)               --

(Loss) from equity                                                (267,770)               --

(Income) related to non-controlling interest                        (8,607)          (28,146)

(Loss) on foreign currency transactions                           (339,867)         (277,744)
                                                              ------------      ------------

Net income (loss)                                                  565,313          (249,611)

Other comprehensive gain - foreign translation adjustment        1,115,573           555,213
                                                              ------------      ------------

Comprehensive income                                          $  1,680,886      $    305,602
                                                              ============      ============

Basic income (loss) per share                                 $       0.02      $      (0.01)
                                                              ============      ============

Diluted income (loss) per share                               $       0.01      $      (0.01)
                                                              ============      ============

Weighted average common shares
    Basic                                                       26,878,736        18,917,770
                                                              ============      ============
    Diluted                                                     60,539,861        18,917,770
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                        RS GROUP OF COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                              Preferred Stock        Preferred Stock
                                                  A Series               B Series                Common Stock
                                           --------------------   -----------------------   ------------------------
                                              Number                Number                    Number
                                            of Shares   Amount    of Shares      Amount     of Shares       Amount
                                           ----------   -------   ----------   ----------   ----------   -----------
 Balances, December 31, 2003               60,000,000   $20,000           --   $       --   15,290,030   $ 1,264,899

 Issuance of common stock in connection
   with CIL acquisition                                                                      1,667,000     2,500,000

 Issuance of common stock in connection
   with RSASC acquisition                                                                    1,000,000     1,000,000

 Issuance of common stock for
   property and equipment                                                                      600,000       450,000

 Issuance of common stock for
   services                                                                                    650,000       525,000

 Issuance of Preferred Stock Series B
    in connection with private placement
    net of issuance costs                                         10,725,000    7,618,000

 Conversion of Preferred Stock Series B
    Into common stock                                             (4,943,750)  (3,955,000)   4,943,750     3,955,000

 Acquisition of treasury stock

 Warrants issued in connection with
    consulting agreement                                                                                     333,487

 Amortization of deferred stock-based
     compensation

 Foreign currency translation

 Net loss for the year
                                           ----------   -------   ----------   ----------   ----------   -----------

 Balances, December 31, 2004               60,000,000    20,000    5,781,250    3,663,000   24,150,780    10,028,386

 Issuance of common stock for
   services                                                                                    600,000       433,000

 Conversion of Preferred Stock Series A
    Into common stock                        (800,000)     (267)                               400,000           267

 Conversion of Preferred Stock Series B
    Into common stock                                             (4,506,250)  (2,757,363)   4,506,250     2,757,363

 Amortization of deferred stock-based
     compensation

 Foreign currency translation

 Net income for the year
                                           ----------   -------   ----------   ----------   ----------   -----------

 Balances, December 31, 2005               59,200,000   $19,733    1,275,000   $  905,637   29,657,030   $13,219,016
                                           ==========   =======   ==========   ==========   ==========   ===========

[RESTUB]

                                               Treasury Stock
                                           ---------------------
                                                                                   Currency
                                             Number                  Deferred     Translation   Accumulated
                                           of Shares     Amount    Compensation   Adjustments     Deficit          Total
                                           ----------   --------   ------------   -----------   -----------    ------------
 Balances, December 31, 2003                       --   $     --    $        --          -      $(2,250,987)   $   (966,088)

 Issuance of common stock in connection
   with CIL acquisition                                                                                           2,500,000

 Issuance of common stock in connection
   with RSASC acquisition                                                                                         1,000,000

 Issuance of common stock for
   property and equipment                                                                                           450,000

 Issuance of common stock for
   services                                                                                                         525,000

 Issuance of Preferred Stock Series B
    in connection with private placement
    net of issuance costs                                                                                         7,618,000

 Conversion of Preferred Stock Series B
    Into common stock                                                                                                    --

 Acquisition of treasury stock                (62,500)   (50,000)                                                   (50,000)

 Warrants issued in connection with
    consulting agreement                                               (333,487)                                         --

 Amortization of deferred stock-based
     compensation                                                       138,953                                     138,953

 Foreign currency translation                                                         555,213                       555,213

 Net loss for the year                                                                             (249,611)       (249,611)
                                              -------   --------   ------------   -----------   -----------    ------------

 Balances, December 31, 2004                  (62,500)   (50,000)      (194,534)      555,213    (2,500,598)     11,521,467

 Issuance of common stock for
   services                                                                                                         433,000

 Conversion of Preferred Stock Series A
    Into common stock                                                                                                    --

 Conversion of Preferred Stock Series B
    Into common stock                                                                                                    --

 Amortization of deferred stock-based
     compensation                                                       194,534                                     194,534

 Foreign currency translation                                                       1,115,573                     1,115,573

 Net income for the year                                                                            565,313         565,313
                                              -------   --------   ------------   -----------   -----------    ------------
 Balances, December 31, 2005                  (62,500)  $(50,000)  $         --   $ 1,670,786   $(1,935,285)   $ 13,829,887
                                              =======   ========   ============   ===========   ===========    ============

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       December 31,
                                                                  2005              2004
                                                               -----------      -----------
Cash Flows from Operating Activities:
  Net income (loss)                                            $   565,313      $  (249,611)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Amortization                                                 513,649          303,205
      Depreciation                                                 192,106           92,613
      Write-off of goodwill                                      1,129,377               --
      Reserve for resale option                                    120,228               --
      Non-controlling interest in subsidiary                         8,607           28,146
      Equity in income from investment in related company
      Stock compensation relating to issuance of warrants          194,534          138,953
      Noncash compensation expense                                 433,000          150,000
      Income from equity                                           267,770               --
      Changes in operating assets and liabilities:
         Accounts receivable                                     2,664,159       (4,014,655)
         Prepaid expenses                                           74,864          (97,277)
         Other current assets                                      (36,911)         (78,918)
         Receivable from affiliated entities                    (8,954,649)      (1,390,395)
         Deposits                                                  (31,089)              --
         Accounts payable and accrued expenses                     511,722        1,044,804
         Payable to affiliated entities                                 --          157,521
         Accrued officers' compensation                            471,404           31,478
         Program fees payable                                      191,971               --
                                                               -----------      -----------
          Net cash used in operating activities                 (1,683,945)      (3,884,136)
                                                               -----------      -----------
Cash Flows from Investing Activities
  Investment in related company                                 (2,800,995)              --
  Acquisitions of property and equipment                          (151,308)        (257,337)
  Cost of acquisitions net of cash acquired                             --       (1,869,464)
                                                               -----------      -----------
          Net cash used in investing activities                 (2,952,303)      (2,126,801)
                                                               -----------      -----------
Cash Flows from Financing Activities:
  Proceeds from loan from affiliated entity                      2,800,995               --
  Proceeds from (repayments of) loans from stockholders            369,461         (720,717)
  Proceeds from issuance of Series B preferred stock                    --        7,993,000
  Acquisitions of treasury stock                                        --          (50,000)
                                                               -----------      -----------
          Net cash provided by financing activities              3,170,456        7,222,283
                                                               -----------      -----------

Effect of foreign currency translation                             172,575          555,213
                                                               -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents            (1,293,217)       1,766,559

Cash and Cash Equivalents, beginning of year                     1,781,632           15,073
                                                               -----------      -----------

Cash and Cash Equivalents, end of year                         $   488,415      $ 1,781,632
                                                               ===========      ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                   $        --      $        --
                                                               ===========      ===========
    Income taxes                                               $        --      $    16,343
                                                               ===========      ===========
Supplemental Disclosures of non cash financing activities:

   Common stock issued as compensation                         $   433,000      $   525,000
                                                               ===========      ===========
   Conversion of Series A preferred stock to common stock      $       267      $        --
                                                               ===========      ===========
   Conversion of Series B preferred stock to common stock      $ 2,757,363      $ 3,955,000
                                                               ===========      ===========
   Cost of warrants issued as compensation
         in connection with consulting agreement               $        --      $   333,487
                                                               ===========      ===========
   Common stock issued for property and equipment              $        --      $   450,000
                                                               ===========      ===========
Supplemental Disclosures of non cash investing activities:
   CIL acquisition
        Common stock issued                                    $        --      $ 2,500,000
        Net assets acquired                                             --         (630,536)
                                                               -----------      -----------
        Cost of acquisition net of cash acquired               $        --      $ 1,869,464
                                                               ===========      ===========
   RSASC Acquisition
        Common stock issued for acquisition of company         $        --      $ 1,000,000
                                                               ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004



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

VGV offers vacation property timeshare owners the right to sell their timeshare units to VGV after ten (10) years for an amount equal to the value of the timeshare at the date of purchase (the "Resale Option"). A developer who participates in the program will pay a program fee of 25% of the sales price of the unit, which is embedded in to the price paid by the timeshare owner. There is also a mandatory 5% membership fee per unit charged to the timeshare owner. This membership program is being marketed to large timeshare developers and promoters who will in turn offer the program to existing and prospective timeshare owners.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46(R)). FIN 46(R) provides guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46(R) are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. In accordance with FIN No. 46(R), we have consolidated Shield in our financial statements. Non-controlling interest represents the ownership interests of the other stockholders of Shield.

On January 7, 2005, the acquisition of Dashwood, Brewer & Phipps Ltd. ("Dashwood") was completed. The Company purchased 49% of the issued share capital of Dashwood for 1,475,426 pounds sterling ($2,800,995).

The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses. Dashwood's undistributed loss for the year ended December 31, 2005 is reflected on the statement of operations.

The unaudited summarized statement of operations for Dashwood for the year ended December 31, 2005 is as follows:

Net Sales                    $  4,407,785
Operating Expenses              5,148,831
Other Income (expenses            194,577
Net (loss)                   $   (546,469)

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

VGV membership and program fees are recognized as income over ten years.

Reserve for Resale Option
-------------------------

The Company has established a reserve for the future costs of those timeshare owners it estimates will utilize the Resale Option under the VGV program. For the year ended December 31, 2005, the Company established a reserve of $120,228.

Program Fees Payable
--------------------

The Company has an agreement with one timeshare developer whereby the program fees paid by the timeshare owners of properties developed by such timeshare developer are refunded whether or not the timeshare owners utilize the Resale Option. The payable represents the fees collected through December 31, 2005.

Cash Equivalents
----------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market accounts.

Concentrations
--------------

Cash and cash equivalents are maintained with major financial institutions in Canada. Deposits held with these institutions at times exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Earnings (Loss) Per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their issuance prices were in excess of the average market price for the year or their effect would be antidilutive.


                                                   2005                 2004

          Warrants                             11,225,000             5,720,823
          Convertible preferred stock                  --            38,725,324


Earnings (loss) per share at December 31, was calculated as follows:


                                                   2005                 2004

Net income (loss)                              $   565,313          $  (249,611)
                                               ===========          ===========
Weighted average shares outstanding - basic     26,878,736           18,917,770
                                               ===========          ===========

Net income (loss) per share - basic            $      0.02          $     (0.01)
                                               ===========          ===========
Weighted average shares outstanding - basic     26,878,736                   --
Convertible preferred stock                     33,661,125                   --
                                               -----------          -----------

Weighted average shares outstanding - diluted   60,539,861             N/A
                                               ===========          ===========
Net income (loss) per share - diluted          $      0.01          $     (0.01)
                                               ===========          ===========

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

Advertising and Promotional Costs
---------------------------------

Advertising expenditures of the Company's programs and services are expensed in the period the advertising costs are incurred. Advertising expenses totaled $22,032 and $79,283 for 2005 and 2004, respectively.

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

Recent Accounting Pronouncement
-------------------------------

In May 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications
-----------------

Certain amounts on the 2004 balance sheet have been reclassified to conform to the 2005 presentation.


2. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts as management believed all accounts receivable as of December 31, 2005 and 2004 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

At December 31, accounts receivable consisted of the following:

                                                  2005               2004
                                               -----------       -----------

Insurance underwriting premiums                $ 2,981,275       $ 2,877,380
Other                                              137,084                --
Brokerage                                               --         2,905,138
                                               -----------       -----------
                                               $ 3,118,359       $ 5,782,518
                                               ===========       ===========



At December 31, 2005, five customers accounted for 73% of the Company's accounts receivable. At December 31, 2004, one customer accounted for 50% of the Company's accounts receivable.

3. SALES AND MAJOR CUSTOMERS

All underwriting insurance premiums and brokerage commissions were earned in Canada. Revenue in 2005 and 2004 was as follows:

                                                  2005               2004
                                               -----------       -----------

Insurance underwriting premiums                $20,375,668       $10,424,437
Brokerage fees                                  11,122,062         5,898,000
Other                                                3,648                --
                                               -----------       -----------
                                               $31,501,378       $16,322,437
                                               ===========       ===========


In 2005 and 2004, approximately 93% and 96% of the underwriting insurance premiums were generated under the Coverholder agreement with Lloyd's of London. Under the terms, the agreement can be cancelled or terminated under a variety of circumstances (as described) including cancellation without prejudice by Lloyd's with sixty days notice. Although management believes that it is highly unlikely that the agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

In 2005, three customers accounted for approximately $18,750,000 or 60%. One of the customers is Strategy International Insurance Group, Inc. ("SII"), a related entity, which accounted for $11,122,062 of gross revenue or 35% (see Notes 6 and 10). In 2004, two customers accounted for $5,898,000 of gross revenue or 36%. SII accounted for $3,000,000 of gross revenue or 18%.

In 2005, SII accounted for 91% of the gross profit. In 2004, two customers accounted for 90% of gross profit, of which SII accounted for 46% of gross profit.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of:



                                                  2005               2004
                                               -----------       -----------

Furniture and fixtures                         $   171,298       $   119,800
Computer equipment                                 126,363            49,233
Computer software                                  728,985           627,005
Vehicle                                             61,128            59,160
Leasehold improvements                              27,832             1,328
                                               -----------       -----------
                                                 1,115,606           856,526

Less:  Accumulated depreciation
          and amortization                        312,642           100,415
                                               -----------       -----------
                                               $  802,964        $  756,111
                                               ===========       ===========


Depreciation amounted to $192,106 and $92,613 in 2005 and 2004, respectively.

5. INTANGIBLE ASSETS

Intangible assets at December 31, consist of the following:



                                                  2005               2004
                                               -----------       -----------

Licenses agreements, prorietary know-how, etc  $ 5,337,846       $ 4,548,071
Less:  Accumulated amortization                   (889,641)         (303,205)
                                               -----------       -----------
                                               $ 4,448,205         4,244,866

Goodwill                                                --         1,000,000
                                               -----------       -----------
                                               $ 4,448,205         5,244,866
                                               ===========       ===========



Amortization for 2005 and 2004 was $513,649 and $303,205, respectively. Estimated amortization for the next five succeeding years is approximately $510,000 per year.

At June 30, 2005, management decided that the goodwill created in the acquisition of Rent Shield America Services Corporation was fully impaired and has written down the value of the goodwill to $0.

6. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company made cash advances to and received cash advances from related entities. At December 31, 2005 and 2004, the Company was owed $997,956 and $622,133 by these entities, respectively.

During the years ended December 31, 2005 and 2004, transactions between SII and the Company included cash advances made to SII, cash advances received from SII, charges to SII for occupancy and expense sharing arrangements and charges from SII for underwriting costs. The Company and SII have entered into a letter agreement to merge (see Note 10). In addition, the Company signed a consulting agreement relating to a $700 million investment made in SII by an unrelated third party, whereby the Company would receive the lesser of 2% of the investment or $10,000,000. A $10,000,000 commission was recorded as revenue in 2005. In 2004, the Company received a $3,000,000 commission in connection with the placement of financial guarantee insurance for the repayment of dividends and the liquidation preference of redeemable insured preferred stock of a subsidiary of SII. At December 31, 2005 and 2004, the Company was owed $6,546,093 and $768,262, respectively.

During 2005, the Company incurred consulting fees totaling $80,521 from a corporation in which two of the Company's directors are officers.

Loans from stockholders represent net advances made by three (two in 2004) of its stockholder/officers. The advances do not bear interest and are due on demand. At December 31, 2005 and 2004, the Company owed these stockholder/officers $625,903 and $256,442, respectively.

7. PROVISION FOR INCOME TAXES

The component of deferred tax assets at December 31, is as follows:

                                                   2005                 2004

          Net operating loss carry forwards     $ 522,200            $ 718,259
          Less: Valuation allowance              (522,200)            (718,259)
                                                ---------            ---------
                                                $      --            $      --
                                                =========            =========


A 100% valuation allowance was provided at December 31, 2005 and 2004 as it is uncertain if the above item would be utilized. The valuation decreased by $196,059 as a result of decreases in the net operating loss carry forwards of the Company's Canadian entities

At December 31, 2005, the Company's Canadian subsidiaries had unused Canadian net operating loss carry forwards of approximately $1,492,000 expiring between 2010 and 2015.


8. STOCKHOLDERS EQUITY

Series A Convertible Preferred Stock ("Series A Shares")

Series A Shares are convertible into the Company's common stock at a rate of one share of common for every two shares of Series A. In 2005, 800,000 shares were converted into 400,000 shares of common stock.

In the event a dividend is declared with respect to the Company's common stock prior to conversion of the Series A, upon such conversion, such dividend shall be paid with respect to the Shares of common stock into which the Series A were converted. Each share of Series A shall rank on parity with each other share of convertible preferred stock, which may be created, with respect to dividends.

Series B Convertible Preferred Stock (Series B Shares")

On April 28, 2004, the Company closed a private placement pursuant to Rule 506 of Regulation D of Series B Shares, no par value, at $0.80 per share. This offering also entitled each purchaser to receive one three-year Common Stock Purchase Warrant for each Series B Share of which the first 5,362,500 warrants may be exercised at a price per share of $1.50 and the remaining 5,362,500 warrants may be exercised at a price per share of $2.25. Pursuant to that private placement, the Company received a net of $7,618,000 after expenses of $962,000.

During September and October 2004, 4,943,750 Series B Shares were converted into 4,943,750 shares of Common Stock. In September 2004, the Company repurchased 62,500 shares of the Series B Shares for $50,000, which as been reflected as Series B Preferred treasury stock in the stockholders' equity section of the balance sheet. In 2005, 4,506,250 shares were converted into 4,506,250 shares of common stock.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At December 31, 2005, the liquidation preference amounted to $970,000.

Common Stock

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

In 2005, the Company issued a total amount of 600,000 shares of its common stock valued at $433,000 to certain consulting groups for various services rendered.

On January 1, 2006, the Company issued 100,000 shares of common stock to each of three directors as compensation for their services in 2005. The shares were valued at $21,000 and recorded as executive officers' compensation in the statement of operations and accrued officers' compensation in the balance sheet.


Warrants

In connection with a consulting agreement with Ardent effective on July 29, 2004, the Company issued 250,000 warrants exercisable at $1.26 and 250,000 warrants exercisable at $2.26. All warrants expire on February 23, 2008. The warrants were valued at $333,487. Such amount was recorded as deferred compensation and was amortized over the life of the consulting agreement. In 2005 and 2004, stock based compensation amounted to $192,247 and $138,953, respectively.


A summary of the warrants outstanding at December 31, 2005 are as follows:


          Warrants                 Exercise Price            Expiration Date
        -----------                --------------            ---------------

            250,000                   $1.26                 February 23,2008
            250,000                   $2.26                 February 23,2008
          5,362,500                   $1.50                  April 28, 2007
          5,362,500                   $2.25                  April 28, 2007
        -----------
         11,225,000
        ===========

9. COMMITMENTS AND CONTINGENCIES

Litigation

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

The Company was named as a defendant in an action brought by a former employee in the Ontario Superior Court of Justice alleging wrongful dismissal wherein the plaintiff is claiming damages in excess of $1,000,000 for alleged breach of agreement and misrepresentation in relation to certain stock options. The Company has fully defended the action and the statement of defense was delivered on January 27, 2006. The plaintiff has not taken any further steps to proceed with the action.

The Company was named as one of several defendants in an action brought by a consultant and related entities in the Ontario Superior Court of Justice alleging breach of contract wherein the plaintiffs are seeking damages in excess of $2 million. The action is in the preliminary stage. The Company believes the action is without merit. No estimate as to the possible outcome of this action can be made.

The Company believes that none of the above stated actions will have a materially adverse effect on the Company's operations.

There is no other pending litigation or other material claims or actions against the Company that we are aware of.

Employment Agreements

The Company entered into employment agreements with its officers to provide services to the Company. The agreements define their specific duties and provide compensation as well as provide for benefits and bonuses to be paid.

-----------------------------------------------------------------------------------------------------------
                                                 Annual
                                                  Base                Expiration
Officer                                          Salary               Date
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
Chief Executive Officer/Chairman                $500,000               October 31, 2008
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
Secretary/General Counsel/Director              $500,000               October 31, 2008
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
President of subsidiary/Director                $250,000               October 31, 2008
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
President                                       $100,000               Until terminated
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------
Chief Financial Officer *                      C$120,000               Until terminated
------------------------------------ -- -- --- ------------ --- -- -- ------------------ -------- ---------

--------------------------------------- -- --- ---------------- -- --------------------- -------- ---------
*   The Chief Financial Officer's contract is in Canadian dollars
-----------------------------------------------------------------------------------------------------------

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

For the year ending December 31,



                            Year                             Amount
------------ ----------- ----------- ------------------- ---------------
                            2006                           $  136,050
------------ ----------- ----------- ------------------- ---------------
                            2007                              152,588
------------ ----------- ----------- ------------------- ---------------
                            2008                              160,857
------------ ----------- ----------- ------------------- ---------------

------------ ----------- ----------- ------------------- ---------------
                                                           $  449,495
------------ ----------- ----------- ------------------- ===============


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

Rent expense amounted to $193,992 and $85,693 for 2005 and 2004, respectively.

10. PROPOSED MERGER

On December 31, 2005, the Company entered into a letter agreement (the "Agreement") with SII, pursuant to which the Company confirmed its intent to enter into a merger transaction. In such transaction, the Company will merge with and into SII or an affiliate, subsidiary or successor entity thereof (the "Merger Entity"), whereby the Merger Entity would be the surviving entity in the merger (the "Merger"). The Agreement contemplates that each of the holders of issued and outstanding stock of the Company of any and all classes ("RS Stock") (on an "as converted" into common stock basis) will receive in the Merger, in exchange for every three shares of RS Stock held thereby, two shares of common stock of the Merger Entity ("Merger Stock"). Any and all issued and outstanding subscriptions, options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements of any character providing for the purchase, issuance, transfer or sale of any stock or other any equity securities ("Equity Rights") of the Company will be exchanged for comparable Equity Rights of the Merger Entity, based on the same exchange of three shares (or right to acquire shares) of RS Stock (on an "as converted" into common stock basis) for two shares of Merger Stock. The consummation of the Merger is subject to the negotiation and execution of a definitive merger agreement and other definitive documents provided for in the Agreement, and the satisfaction of the closing conditions specified therein, including receipt of satisfactory fairness opinions.