Form 10QSB
period 2006-03-31
RS GROUP OF COMPANIES INC
filed 2006-06-09
CIK 1200202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended March 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _____________ to _____________

                         Commission file number: 0-50046
                           RS GROUP OF COMPANIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   65-1082128
 ----------------------------------                    -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,957,030 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                              INDEX TO FORM 10-QSB

                                 March 31, 2006


                                                                          Page
                                                                          Number
                                                                          ------
Part I - Financial Information

         Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 2006 (Unaudited) and
                  December 31, 2005 (Audited)............................... 3

         Consolidated Statements of Operations and Comprehensive
                  Loss (Unaudited).......................................... 4

         Consolidated Statements of Cash Flows (Unaudited).................. 5

         Notes to Financial Statements...................................... 6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........... 14

         Item 3.  Controls and Procedures................................... 20

Part II - Other Information

         Item 1.  Legal Proceedings......................................... 21

         Item 6.  Exhibits and Reports on Form 8-K.......................... 21

                         Part I - Financial Information

Item 1.  Financial Statements:


                         RS GROUP OF COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                March 31,        December 31,
                                                                                  2006              2005
                                                                               (Unaudited)       (Audited)
                                                                              ------------      ------------
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  1,054,019      $    488,415
   Cash in trust                                                                   294,947                --
   Accounts receivable, net                                                      2,446,070         3,118,359
   Prepaid expenses                                                                 93,823            22,413
   Other current assets                                                            159,926           115,829
                                                                              ------------      ------------
        Total Current Assets                                                     4,048,785         3,745,016
                                                                              ------------      ------------

Property and Equipment, net                                                        752,024           802,964
                                                                              ------------      ------------

Intangible Assets, net                                                           4,308,920         4,448,205
                                                                              ------------      ------------

Other Assets:
    Deposits                                                                       146,104            98,004
    Receivables from affiliated entities                                         6,013,372         7,544,049
    Investment in related company                                                2,485,000         2,533,225
                                                                              ------------      ------------
        Total Other Assets                                                       8,644,476        10,175,278
                                                                              ------------      ------------

        Total Assets                                                          $ 17,754,205      $ 19,171,463
                                                                              ============      ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable and accrued expenses                                      $  3,054,702      $  3,737,796
   Accrued officers' compensation                                                  666,929           628,925
   Loans from stockholders                                                         661,477           625,903
                                                                              ------------      ------------
        Total Current Liabilities                                                4,383,108         4,992,624
                                                                              ------------      ------------

Long-term Liabilities:
   Program fees payable                                                            457,423           191,971
   Reserve for resale option                                                       135,329           120,228
                                                                              ------------      ------------
        Total Long-term Liabilities                                                592,752           312,199
                                                                              ------------      ------------

        Total Liabilities                                                        4,975,860         5,304,823
                                                                              ------------      ------------

Non-Controlling Interest                                                            39,527            36,753
                                                                              ------------      ------------

Stockholders' Equity:
  Preferred Stock Series A Convertible, no par value;
    75,000,000 shares authorized; 59,200,000 shares issued
    and outstanding                                                                 19,733            19,733
  Preferred Stock Series B Convertible, no par value;
    12,725,000 shares authorized; 1,275,000 shares issued                          905,637           905,637
  Common stock, no par value
    100,000,000 shares authorized; 29,957,030 and 29,657,030 issued
    and outstanding at March 31, 2006 and December 31, 2005, respectively       13,240,016        13,219,016
 Treasury stock; 62,500 Preferred B shares at cost                                 (50,000)          (50,000)
 Currency translation adjustment                                                 1,671,497         1,670,786
 Accumulated deficit                                                            (3,048,065)       (1,935,285)
                                                                              ------------      ------------
          Total Stockholders' Equity                                            12,738,818        13,829,887
                                                                              ------------      ------------

          Total Liabilities and Stockholders' Equity                          $ 17,754,205      $ 19,171,463
                                                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                   March 31,
                                                                           2006              2005
                                                                       ------------      ------------
Underwriting insurance premiums and brokerage fees                     $  4,094,374      $  3,617,069

Underwriting costs and claims (includes costs to related
party of $278,045 and $110,148)                                           3,683,910         3,297,696
                                                                       ------------      ------------

Gross profit                                                                410,464           319,373
                                                                       ------------      ------------

Costs and Expenses:
  Executive officers compensation                                           307,193           316,345
  General and administrative expenses                                       848,382         1,076,382
  Consulting expenses                                                        89,454           341,252
  Travel and promotion expenses                                              58,258           148,111
  Amortization expense                                                      134,707           113,702
  Depreciation expense                                                       50,391            43,800
                                                                       ------------      ------------
     Total costs and expenses                                             1,488,385         2,039,592
                                                                       ------------      ------------

Loss from operations                                                     (1,077,921)       (1,720,219)

Loss from equity                                                            (48,225)          (40,100)

Income related to non-controlling interest                                   (2,774)             (150)

Income (loss) on foreign currency transactions                               16,140          (137,875)
                                                                       ------------      ------------

Net loss                                                                 (1,112,780)       (1,898,344)

Other comprehensive income (loss) - foreign translation adjustment              711           (59,107)
                                                                       ------------      ------------

Comprehensive loss                                                     $ (1,112,069)     $ (1,957,451)
                                                                       ============      ============


Basic and diluted loss per share                                       $      (0.04)     $      (0.08)
                                                                       ============      ============

Basic and diluted weighted average common shares
   outstanding                                                           29,957,030        24,150,780
                                                                       ============      ============


   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                       March 31,
                                                                                 2006             2005
                                                                             -----------      -----------
Cash Flows from Operating Activities:
  Net loss                                                                   $(1,112,780)     $(1,898,344)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Amortization                                                               134,707          113,702
      Depreciation                                                                50,391           43,800
      Reserve for resale option                                                   15,264               --
      Non-controlling interest in subsidiary                                       2,774              150
      Stock compensation relating to issuance of warrants                             --           73,099
      Loss from equity                                                            48,225           40,100
      Changes in operating assets and liabilities:
          Cash in trust - net activity                                          (294,947)              --
          Accounts receivable                                                    668,069          276,494
          Prepaid expenses                                                       (71,442)          10,278
          Other current assets                                                   (44,253)          37,782
          Receivables from affiliated entities                                 1,520,468          523,665
          Deposits                                                               (48,232)         (30,451)
          Accounts payable and accrued expenses                                 (657,035)         (80,772)
          Payables to affiliated entity                                               --           50,961
          Accrued officers' compensation                                          38,004          184,518
          Program fees payable                                                   265,712               --
                                                                             -----------      -----------
            Net cash provided by (used in) operating activities                  514,925         (655,018)
                                                                             -----------      -----------

Cash Flows from Investing Activities
    Acquisitions of property and equipment                                            --         (110,747)
    Investment in related company                                                     --       (2,800,995)
                                                                             -----------      -----------
            Net cash used in investing activities                                     --       (2,911,742)
                                                                             -----------      -----------

Cash Flows from Financing Activities:
    Proceeds from loans from stockholders                                         36,420               --
   (Repayments) of loans from stockholders                                            --          (68,448)
    Proceeds from loan from affiliated entity                                         --        2,800,995
                                                                             -----------      -----------
            Net cash provided by financing activities                             36,420        2,732,547
                                                                             -----------      -----------

Effect of foreign currency translation                                            14,259          (59,107)
                                                                             -----------      -----------

Net Increase in Cash and Cash Equivalents                                        565,604         (893,320)

Cash and Cash Equivalents, beginning of period                                   488,415        1,781,632
                                                                             -----------      -----------

Cash and Cash Equivalents, end of period                                     $ 1,054,019      $   888,312
                                                                             ===========      ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                 $        --      $        --
                                                                             ===========      ===========
    Income taxes                                                             $        --      $        --
                                                                             ===========      ===========

Supplemental Disclosures of non cash investing and financing activities:
    Common stock issued for accounts payable                                 $    21,000      $        --
                                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           RS GROUP OF COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005


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

The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005.

The statements of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

Reserve for Resale Option
-------------------------

The Company has established a reserve for the future costs of those timeshare owners it estimates will utilize the Resale Option under the VGV program. At March 31, 2006 and December 31, 2005, the Company established a reserve of $135,329 and $120,228, respectively.

Program Fees Payable
--------------------

The Company has an agreement with one timeshare developer whereby the program fees paid by the timeshare owners of properties developed by such timeshare developer are refunded whether or not the timeshare owners utilize the Resale Option. The payable represents the fees collected through March 31, 2006 and December 31, 2005, respectively.

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

                                                  2006             2005
                                               ----------      ----------
            Convertible preferred stock        30,825,000      38,781,250
            Warrants                           11,225,000      11,225,000


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

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard. No options have been granted to employees in the three months ended March 31, 2006.

Prior to the effective date, the Company accounted for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS 123(R) and Emerging Issues Task Force Consensus No. 96-18" and recognized over the related service period.

Recent Accounting Pronouncements
--------------------------------

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

Reclassifications
-----------------

Certain underwriting insurance premiums and brokerage fee revenues and underwriting costs and claims in 2005 have been reclassified to conform to the 2006 presentation.


2. SALES CONCENTRATIONS

All underwriting insurance premiums and brokerage commissions were earned in Canada. Revenues in 2006 and 2005 were as follows:

                                             2006             2005
                                         -----------       -----------

Insurance underwriting premiums          $ 4,085,874       $ 3,617,069
Other                                          8,500                --
                                         -----------       -----------
                                         $ 4,094,374       $ 3,617,069
                                         ===========       ===========

For the three months ended March 31, 2006 and 2005, approximately 86% and 96% of the underwriting insurance premiums were generated under the coverholder agreement with Lloyd's of London, respectively. Under the terms of the coverholder agreement it can be cancelled or terminated under a variety of circumstances (as described), including cancellation without prejudice by Lloyd's with sixty days' notice. Although management of the Company believes that it is highly unlikely that the coverholder agreement will be cancelled or terminated, such cancellation or termination could negatively affect the Company's financial position and results of operations.

For the three months ended March 31, 2006, four customers accounted for 57% of revenue.

3. ACCOUNTS RECEIVABLE

The Company did not provide an allowance for doubtful accounts, as management believed all accounts receivable as of March 31, 2006 and December 31, 2005 were fully collectible. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Accounts receivable consisted of the following:

                                            March 31,           December 31,
                                              2006                 2005
                                          (Unaudited)           (Audited)
                                          -----------          -----------

Insurance underwriting premiums           $ 2,288,328          $ 2,981,275
Other                                         452,689              137,084
                                          -----------          -----------
                                          $ 2,741,017          $ 3,118,359
                                          ===========          ===========

At March 31, 2006, four customers accounted for 61% of accounts receivable. At December 31, 2005, five customers accounted for 73% of the Company's accounts receivable.


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                       March 31,                December 31,
                                         2006                       2005
                                     (Unaudited)                 (Audited)
Furniture and fixtures               $  171,066                  $  171,298
Computer equipment                      126,192                     126,363
Computer software                       727,998                     728,985
Vehicle                                  61,045                      61,128
Leasehold improvements                   27,795                      27,832
                                     ----------                  ----------
                                      1,114,096                   1,115,606

Less: Accumulated depreciat
      and amortization                  362,072                     312,642
                                     ----------                  ----------
                                     $  752,024                  $  802,964
                                     ==========                  ==========

Depreciation expense amounted to $50,391 and $43,800 for the three months ended March 31, 2006 and 2005, respectively.


5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                    March 31,      December 31,
                                                      2005            2005
                                                   (Unaudited)      (Audited)
                                                   -----------     -----------
Licenses agreements, proprietary know-how, etc.    $ 5,330,623     $ 5,337,846
Less: Accumulated amortization                      (1,021,703)       (889,641)
                                                   -----------     -----------
                                                     4,308,920     $ 4,448,205
                                                   ===========     ===========

Amortization expense amounted to $134,707 and $113,702 for the three months ended March 31, 2006 and 2005, respectively. Annual amortization expense is estimated to be $539,000 for each of the fiscal years 2006 through 2010 and $1,614,000 thereafter.

6. RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2006 and December 31, 2005, the Company made cash advances to, received cash advances from related parties. At March 31, 2006 and December 31, 2005, the Company was owed $1,002,294 and $997,956 by these entities, respectively.

During the periods ended March 31, 2006 and December 31, 2005, transactions between Strategy International Insurance Group, Inc. ("SII") and the Company included cash advances made to SII, cash advances received from SII, charges from SII for underwriting costs and charges to SII for occupancy and expense sharing arrangements. The Company and SII have entered into a letter agreement to merge (see Note 9). For the three months ended March 31, 2006 and 2005, underwriting costs amounted to $278,045 and $110,148, respectively. At March 31, 2006 and December 31, 2005, the Company was owed $5,011,078 and $6,546,093, respectively.

Loans from stockholders represent net advances made by two (2005 - three) of its stockholder/officers. The advances do not bear interest and are due on demand. At March 31, 2006 and December 31, 2005, the Company owed these stockholder/officers $661,477 and $625,903, respectively.

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

In the event of the liquidation, dissolution or winding up of the Company, the holders of the shares of the Series B Shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $.80 per share before any payment shall be made or any assets distributed to the holders of Common Stock or any other junior stock. At March 31, 2006, the liquidation preference amounted to $970,000.

Common Stock

On January 1, 2006, the Company issued 100,000 shares of common stock to each of three directors as compensation for their services in 2005. The shares were valued at $21,000 and recorded as executive officers' compensation in the statement of operations and accrued officers' compensation in the balance sheet in the 2005 financial statements.

Warrants

A summary of the warrants outstanding at March 31, 2006 are as follows:


                       Exersise        Expiration
     Warrants           Price             Date
     --------          --------        ----------
      250,000         $   1.26      February 23, 2008
      250,000         $   2.26      February 23, 2008
    5,362,500         $   1.50      April  28, 2007
    5,362,500         $   2.23      April  28, 2007
   ----------
   11,225,000


8. CONTINGENCY

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

9. PROPOSED MERGER

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of RS Group of Companies, Inc.'s financial condition and results of operations for the three months ended March 31, 2006 and 2005. This section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-QSB. The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as `believe,' `expect,' `should,' intend,' `may,' `anticipate,' `likely,' `contingent,' `could,' `may,' or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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

On December 16, 2004, we announced that we intended to enter into an agreement with Strategy International Insurance Group, Inc. ("Strategy") that may result in our becoming Strategy's wholly-owned subsidiary, and on May 25, 2005 we entered into a letter of intent with Strategy to enter into such a transaction that would result in our merger with or acquisition by Strategy. The Chief Executive Officer and Chairman of the Board of Strategy is Stephen Stonhill, a member of our Board of Directors, a direct and indirect beneficial owner of our Series A Convertible Preferred Stock and our common stock, and a consultant to us. The management teams of both companies have determined that their respective long-term objectives are converging. We believe that the integration of our marketing and investment strength into the underwriting position of Strategy will provide both of us with the necessary flexibility to provide the best service to their customers, efficient marketing of our services, and enhancement of sustainable customer relationships. It is our understanding that, if such a combination is consummated, Strategy does not plan to change our executive team, strategic direction or branding.

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

Canadian Intermediaries Limited (CIL)
-------------------------------------

CIL is a Lloyd's of London Coverholder, which is a person authorized by Lloyd's to accept or to issue insurance documents evidencing the acceptance of risks on behalf of Lloyd's underwriting agents. CIL provides us the ability to specialize in `hard-to-place' liability insurance and credit insurance.

For the three months ended March 31, 2006 and 2005, revenue from insurance underwriting premiums amounted to approximately $4.1 million and $3.6 million, respectively. For the three months ended March 31, 2006 and 2005, approximately 86% and 96% of our underwriting insurance premiums were generated under a coverholder agreement with Lloyd's of London. Under the terms of the coverholder agreement, it can be cancelled or terminated under a variety of circumstances (as described therein), including cancellation without prejudice by Lloyd's with 60 days' notice. Although management believes that it is highly unlikely that the Lloyd's coverholder agreement with CIL will be cancelled or terminated, such cancellation or termination could negatively affect our financial position and results of operations.


Value Guaranteed Vacations, Inc. (VGV)
--------------------------------------

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

Revenues generated by VGV for the three months ended March 31, 2006 and 2005 were $8,500 and $0, respectively.


Shield Financial Services, Inc. (Shield)
----------------------------------------

We have a Services Agreement with Initiatives Canada Corporation and Canadian Literacy Initiatives, each a company formed under the laws of Ontario, Canada providing a charitable donation program with benefits for both Canadian-based registered charities and participating Canadian taxpayers. We were engaged to provide certain administrative services and arrange for Shield, one of our subsidiaries, to secure insurance in support of the donation programs offered by Initiatives Canada and Canadian Literacy Initiatives.

For the three months ended March 31, 2006 and 2005, revenues earned from administrative services totaled approximately $556,000 and $220,000, respectively.

Dashwood, Brewer & Phipps Ltd. (Dashwood)
-----------------------------------------

We own 49% of the issued share capital of Dashwood, a Lloyd's Insurance Broker in London, England. The investment in Dashwood is carried at equity, adjusted for the Company's proportionate share of Dashwood's undistributed earnings or losses.

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

No significant insurance underwriting revenues were earned by the RentShield(TM) program for the three months ended March 31, 2006 and 2005.

Charter Vacation Club, LLC (Charter)
------------------------------------

Charter, a wholly-owned subsidiary of VGV, was in its start-up phase in 2005, Its business was purchasing yachts in the range of 45 to 50 feet and marketing and selling them as timeshares units. No revenues were earned by Charter through March 31, 2006. As a result, the Company has decided to terminate this venture.

Results of Operations
---------------------

Three Months Ended March 31, 2006 and 2005
------------------------------------------

Summary
-------

Revenues for 2006 were $4,094,374 compared to $3,617,069 for 2005.

Gross profit for 2006 was $410,463 compared to $319,373 for 2005. Loss from operations amounted to $1,077,923 compared to $1,720,219 for 2005.

Net loss was $1,112,780 for 2006 compared to $1,898,344 for 2005.

Revenue and Gross Profit
------------------------

Revenue for the three months ended March 31, 2006 ("2006") totaled $4,094,374 compared to $3,617,069 for the three months ended March 31, 2005 ("2005"). Revenue by division is as follows:

                     2006           2005         Increase
                  ----------     ----------     ----------
CIL               $3,529,156     $3,396,681     $  132,475
Shield               556,089        220,297        335,792
VGV                    8,500             --          8,500
Other                    629             91            538
                  ----------     ----------     ----------

Total revenue     $4,094,374     $3,617,069     $  477,305
                  ==========     ==========     ==========

Revenue in 2006 increased by 13%, of which approximately half of the increase was due to the effects of translation adjustments. The increase in CIL revenue of 3.9% in US dollars was due to the effects of translation adjustments as the Canadian dollar was stronger in 2006 than 2005 relative to the US dollar. In Canadian dollar terms, CIL revenue decreased approximately CAN$87,000 or 2.0%. Shield revenue increased as a result of increased activity relating to the charitable programs administered by Shield. The VGV program began generating revenue in the second quarter of 2005.

Gross profit in 2006 was $410,463 or 10.0% of revenue versus $319,373 or 8.8% of revenue in 2005. The increase in gross profit dollars was primarily due to high gross profits earned on the Shield revenue.

The gross profit percentage of CIL decreased from 6.2% in 2005 to 3.5% in 2006. The lower gross profit was the result of certain one-time costs incurred by CIL in 2006.

Costs and expenses
------------------

Costs and expenses totaled $1,488,385 for 2006 compared to $2,039,592 for 2005 and consisted of the following:

                                        2006           2005         Increase
                                     ----------     ----------     ----------
Executive officers' compensation     $  307,193     $  316,345     $   (9,152)
General and administrative              848,382      1,076,382       (228,000)
Consulting                               89,454        341,252       (251,798)
Travel and promotion                     58,258        148,111        (89,853)
Amortization                            134,707        113,702         21,005
Depreciation                             50,391         43,800          6,591
                                     ----------     ----------     ----------

Total revenue                        $1,488,385     $2,039,592     $ (551,207)
                                     ==========     ==========     ==========

The decrease in our general and administrative costs and expenses in 2006 was a result of decreasing administrative, sales and marketing staff and associated expenses such as office, telephone, etc., as well as a reduction in professional fees.

2005 included continuing costs for launching the VGV business and the RentShield(TM) program and start-up costs for Charter. Charter was discontinued in the fourth quarter of 2005.

Consulting expenses decreased significantly as 2005 included costs relating to the launching of the VGV and Charter businesses. We paid consultants for specialized expertise in the areas of sales and marketing, actuarial work, technology development, project management as well as for management expertise in various industries to assist in designing and launching our programs.

Amortization expense represents the amortization of intangibles relating to the acquisition of CIL. The increase is due to the effects of translation adjustments.

The increase in depreciation is due to the timing of the acquisitions of property and equipment.

Other Income (Expenses)
-----------------------

Loss from equity in 2006 of $48,225 and $40,100 in 2005 represent the Company's proportionate share of Dashwood's loss for the respective periods.

Liquidity and Capital Resources
-------------------------------

At March 31, 2006, we had cash and cash equivalents of $1,054,019, an increase of $565,604 from the cash and cash equivalents balance of $488,415 at December 31, 2005. Cash provided operating activities amounted to $514,925 for the three months ended March 31, 2006. Cash increased primarily due to the collection of accounts receivable and amounts owed by related parties, net of outlays for accounts payable and accrued expenses and the funding of the loss for the period.

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

There were no investing activities in 2006. In 2005, net cash used for investing activities amounted to $2,911,742. As described above, we acquired a 49% interest in Dashwood for $2,800,995. In addition, we acquired property and equipment of $110,747.

In 2006, net cash provided by financing activities amounted to $36,420. This amount represents loans from certain of our stockholders. In 2005, net cash provided by financing activities amounted to $2,732,547. We received an advance from Strategy International Insurance Group, Inc., a related party, in which we received proceeds of $2,800,995 used to acquire Dashwood. In addition, we repaid stockholder loans totaling $68,448.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

Exhibit No.    Description
-----------    ----------------------------------------------------------------
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

                                        RS GROUP OF COMPANIES, INC.


Date: June 8, 2006                         /s/John Hamilton
                                           -----------------------
                                           John Hamilton,
                                           Chief Executive Officer


Date: June 8, 2006                         /s/ David Sanderson
                                           -----------------------
                                           David Sanderson,
                                           Chief Financial Officer